Form 10-K
period 2012-12-31
Redfield Ventures, Inc
filed 2013-03-07
CIK 1554300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2012

Redfield Ventures Inc (Exact name of Registrant as specified in its charter)

Nevada	333-183502	45-4380591
(State or jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

244 Fifth Ave Ste #1563 New York, NY 10001 (212) 726-2184 www.redfieldventures.com
Securities registered pursuant to Section 12(b) of the Act:
None
(Title of class)

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒   No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There are 24,500,000 common shares issued and outstanding as of December 31, 2012.

FORM 10-K CROSS REFERENCE INDEX

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

●	increases in interest rates or our cost of borrowing or a default under any material debt agreements;
●	the unavailability of funds for capital expenditures.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Plan of Operation” in this document.

In this filing references to “Company,” “we,” “our,” and/or “us,” refers to Redfield Ventures, Inc.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

(a)  General Business Development

Redfield Ventures, Inc. (hereinafter REVE) is a development stage company incorporated in the State of Nevada on January 27, 2012.

As of December 31, 2012, 200,000,000 shares of common stock were authorized at $0.001 par value. As of December 31, 2012 there were 24,500,000 shares of common stock issued and outstanding. There have been no other sales or issuance of any securities in the fiscal year ending December 31, 2012, for REVE.

Our President and CEO Mr. Long Nguyen is the holder of 20,000,000 shares of outstanding common stock or approximately 81% of the issued and outstanding shares of common stock as consideration for his expertise and his business concept of establishing REVE, and his serving on the Board of Directors, and assuming the liability of being an officer and director of a reporting Company.

Redfield Ventures, Inc. was established as a marketing research service provider. REVE’s general plan of operation is to provide marketing research services to small and medium-sized enterprises (“SMEs”) which seeks to enhance their marketing management strategies so as to strengthen and enhance business growth and development. REVE offers value added services of collaborative networking opportunities to through its website deal flow services where projects and business opportunities are listed and made available to new and existing clients. Since our inception, we have not engaged in significant operations, nor have we had any revenues.

The fiscal year ending December 31, 2012 continued to be a challenging environment for the global business in general with most nations going through economic struggles, and participants in the markets have substantially curtailed investments in business expansions which affects the marketing research services industry. As a result, we face substantial liquidity and going concern risk in the near-term.

For the year ending December 31, 2012 we incurred a net loss of $39,727 since inception on January 27, 2012. With an accumulated deficit at the end of December 31, 2012 of $39,727, our auditor has indicated that there is substantial doubt about our ability to continue as a going concern. Furthermore, we have not generated any revenues for the year ended December 31, 2012.

(b)  Our Business

Redfield Ventures, Inc is a marketing research services provider dedicated to serve in the areas of marketing research. Marketing research is a continuous process with a very wide scope and our services include product research, consumer research, packaging research, and pricing research. Marketing research services are widely used by manufacturers, exporters, distributors and service organizations and our services also include collection of information about competitors so that companies can use this information in decision making as well as to fight competition.  Our mission is to become an established marketing research service provider and the primary objective of our marketing research services is to assist companies in developing production and marketing policies such as introducing new products in the market or to identify new markets.

There are thousands of small to medium-size enterprises in the market and most of which had successfully developed beyond its critical start-up stages in its business life cycle but yet, they have not achieved the momentum needed to scale beyond their initial market base or their target niche market.   Often, these companies would have developed marketing strategies or advertising initiatives but lack the kind of market insight and/or the research knowledge and information necessary to execute an effective market growth and penetration strategy.  Market growth and penetration initiatives within these companies are usually drawn behind due to numerous factors such as mis-aligned market strategies or lacking marketing research and competitor intelligence. Hence, our goal has been to assist such innovative SMEs to overcome their impediments towards market growth and development and we plan to achieve this by providing them with quality marketing research services as well as business development opportunities.

Market Opportunity

The current economic environment has created an opportunity for experienced market research professionals to offer market research and advisory services to those companies that has limited access to market research information.  There are multiple factors that we may use as an entry to the market for our services:

●
No access to information:   Many companies have adopted policies of making it increasingly more difficult for competitors to obtain information. Therefore, the management of companies in such a competitive environment is more willing to retain the services of marketing research firms who can assist with obtaining valuable information.

●	Global expansion: Many companies continue planning for global expansion which allows us to deliver marketing research services on the windows of global expansion into attractive markets.

●
Increase in New Businesses: As a result of automation and computerization, technological reliance has reduced dependencies on skilled and semi-skilled workers and as a result, our marketing research services become useful due to the major shift from employment to own business initiatives.

Assuming the consensus surrounding these factors is accurate, the convergence of such factors above may result in substantial increase in the number of clients and deal flow in the 2013 fiscal year for REVE.

Core Competencies

Our core competencies refers to our ability to provide a full service market research services in market research and market development that allow us to quickly convert leads into viable clientele that will yield profits to the Company in the short- to medium-term. We are uniquely positioned to deliver effective market research solutions as well as value added services of marketing development by leveraging on our associates.  This can be summarized in the following five core competencies:

REVE is focused on providing clients the core set of market research information they need in order to become successful or simply to overcome challenges. A client may benefit from our value added services by leveraging on our associates in their market development initiatives so as to achieve a cost effective growth and marketing strategy.

The overriding rationale for REVE in maintaining the core competencies in market research and market development is to continue offering the services and advice until it translates into success for our clients. This success will serve to strengthen our relationship with them and enable us to provide additional services. We intend to use our significant marketing, managerial, and operating experience as well as industry knowledge to assist senior management teams of our client companies in terms of market research and market development.

Employees

As of December 31, 2012, we had two employees, Long Nguyen, President and CEO and Khoo Hsiang Hua, Secretary. As the Company’s officer and director, Mr. Nguyen devotes such time as he believes is required to the Company. None of the company’s employees were, nor are they now represented by a collective bargaining arrangement.

The Company does not carry key person life insurance on its directors nor employees. The loss of the services of any of its executive officers or other directors could have a material adverse effect on the business, results of operations and financial condition of the Company. The Company's future success also depends on its ability to retain and attract highly qualified technical and managerial personnel.

There can be no assurance that the Company will be able to retain its key managerial and technical personnel or that it will be able to attract and retain additional highly qualified technical and managerial personnel in the future. The inability to attract and retain the technical and managerial personnel necessary to support the growth of the Company's business, due to, among other things, a large increase in the wages demanded by such personnel, could have a material adverse effect upon the Company's business, results of operations and financial condition.

ITEM 1A.	RISK FACTORS.

FACTORS THAT MAY AFFECT OUR PLAN OF OPERATION

There is no public market for our common stock and you may not be able to sell shares of our common stock

“REVE” is not our ticker symbol at this time and it is merely referred to as an abbreviation for Redfield Ventures, Inc. There is currently no established public trading market for our securities and an active trading market in our securities may not develop or, if developed, may not be sustained. A market maker is needed to file an application with FINRA on our behalf so as to be able to quote the shares of our common stock on the Over the Counter Bulletin Board (“OTC Bulletin Board”) maintained by FINRA. The OTCBB is not a listing service or exchange, but is instead a dealer quotation service for subscribing members.  There can be no assurance that the market maker’s application will be accepted by FINRA, nor can we estimate as to the time period that the application will require. If for any reason our common stock is not quoted on the OTC Bulletin Board or a public trading market does not otherwise develop, purchasers of the shares may have difficulty selling their common stock should they desire to do so.  No market makers have committed to becoming market makers for our common stock at this time and none may do so.

We are a development stage company incorporated in January 27, 2012 and we have no operating history, which makes an evaluation of our company extremely difficult.

REVE is a Nevada Corporation established in January 27, 2012. Since inception, we have not generated any revenues from operations and we have been focused on organizational development and administrative activities. Our operating activities during this period consisted primarily of developing contacts for our consulting services as well as the construction of our website www.redfieldventures.com. There is no basis at this time to assume that our business operations will prove to be successful or if we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our services, and our ability to attract and maintain key management and employees.

Our prospects are subject to the risks and expenses encountered by start-up companies and in our case we are establishing a business as firm offering market research services. These risks include but not limited to unpredictable business environment, difficulty of managing growth and the effectiveness of our business model. To address these risks, we need to work on the following:-

●	expand our website visitors and customer base;
●	enhance our name recognition;
●	expand our service offerings;
●	successfully implement our business and marketing strategy;
●	provide superior customer service;
●	respond effectively service enquiries; and
●	attract and retain qualified personnel.

However, our limited operating history makes it difficult or impossible to forecast future results of our operations. We may not establish a client base that will make us profitable and we might suffer losses resulting in the loss of some or all of your investment in our common stock.

Our competitors may be larger with more resources than we do, and may be able to provide a wider array of services than we are able to due to our size.

REVE faces competition from larger and established firms with significantly more resources than we do.  Our competitors are established and recognized market research firms with branches and local representative offices at major cities around the world. Our competitors are able to provide cross border market research services and they may be able to provider a wider array of services all over the globe than we are able to due to our size.

Because our common stock is deemed a low-priced “Penny” stock, an investment in our common stock should be considered high risk and subject to marketability restrictions. These marketability restrictions may prevent you from liquidating your stock, thus causing a loss of your investment.

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

●	Deliver to the customer, and obtain a written receipt for, a disclosure document;
●	Disclose certain price information about the stock;
●	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
●	Send monthly statements to customers with market and price information about the penny stock; and
●	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

AVAILABLE INFORMATION

Our annual report on Form 10-K as well as other reports required to be filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC) through the SEC's Electronic Data Gathering Analysis and Retrieval System which is publicly available through the SEC's website (www.sec.gov). The public may also read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

REVE is not a party to unresolved Staff Comments.

ITEM 2.	DESCRIPTION OF PROPERTY.

We do not lease or rent any property. Our executive offices are located at 244 Fifth Ave Ste 1563, New York, NY 10001.  We have another office at 4465 38th street, San Diego, CA 92116. Both our office space and related services are provided at no charge by Mr Long Nguyen, our President and CEO.

ITEM 3.	LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The following matters where submitted to stockholders vote during the fiscal year ended December 31, 2012:

Pursuant to the Company’s initial public offering plans, shareholders have approved an amendment to the Company’s Articles of Incorporation changing the authorized shares from 75,000,000 to 200,000,000. This amendment was effective upon filing with the Nevada Secretary of State’s office on June 26, 2012.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

Our Common Stock is not traded in any market at this time. We are working towards an application for eligibility to trade our Common Stock in the over-the-counter securities market through the National Association of Securities Dealers Automated Quotation Bulletin Board System, under the symbol “REVE” to participate in the OTC Bulletin Board.

(b) Holders of Common Stock

As of December 31, 2012, we had approximately 41 stockholders on record of the 24,500,000 shares outstanding.

(c) Dividends

The Board of Directors has not declared any dividends due to the following reasons:

1.	The Company has not yet adopted a policy regarding payment of dividends;
2.	The Company does not have any profits to pay dividends at this time;
3.	The declaration of a cash dividend would result in an impairment of future working capital; and
4.	The Board of Directors will not approve the issuance of a stock dividend.

Equity Compensation Plans Information

During the fiscal year ended December 31, 2012, the Company issued 20,000,000 shares to Long Nguyen, CEO for founder services rendered on January 27, 2012.

The company also issued a total of 4,140,000 shares for services rendered to the company as follows:-

●	1,140,000 shares to Lee Chee Thing for services rendered on January 27, 2012 in reviewing the company’s business plan.
●	1,000,000 shares to Mazlan Masrun for services rendered on January 27, 2012 in developing the company’s business plan.
●	1,000,000 shares to Tang Wai Mun for services rendered on January 27, 2012 in developing the company’s business plan.
●	1,000,000 shares to Yap Peck Yoong for services rendered on January 27, 2012 in developing the company’s business plan.

Recent Sales of Unregistered Securities

In connection with our private placement completed in June 27, 2012, we issued 360,000 shares of our common stock to 36 investors at $0.001 per share for an aggregate purchase price of $360 during the fiscal year ended December 31, 2012.

We issued these 360,000 shares in reliance on the safe harbor provided by Regulation D Rule 504 promulgated under Section 3(b) of the Securities Act of 1933, as amended.  These stockholders who received the securities representations that (a) the stockholder is acquiring the securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (b) the stockholder agrees not to sell or otherwise transfer the purchased shares unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (c) the stockholder has knowledge and experience in financial and business matters such that he, she or it is capable of evaluating the merits and risks of an investment in us, (d) the stockholder had access to all of our documents, records, and books pertaining to the investment and was provided the opportunity to ask questions and receive answers regarding the terms and conditions of the offering and to obtain any additional information which we possessed or were able to acquire without unreasonable effort and expense, and (e) the stockholder has no need for the liquidity in its investment in us and could afford the complete loss of such investment. Our management made the determination that the investors in instances where we relied on Regulation D are accredited investors (as defined in Regulation D) based upon our management’s inquiry into their sophistication and net worth. In addition, there was no general solicitation or advertising for securities issued in reliance upon Regulation D.

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, as defined by Rule 229.10(f)(1), REVE is not required to provide a summary of selected consolidated financial data.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As a company in an early development stage, our ability to proceed with our plan of operation has been hindered by the present state of the United States and Global economies. At the end of our fiscal year ended December 31, 2012 we had limited cash available and we have secured no sources of loans from financial institutions and we had no revenues since inception until the year ended December 31, 2012. Our assets consist of $360.00 in cash and a checking account with a balance of $29.00 as of December 31, 2012.

For the fiscal year ended December 31, 2012 we had a net loss of $39,227 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or shareholders.

Our registration statement filing became effective on December 19, 2012 and our website development progressed rapidly.

Plan of Operation

We have no plans to change our planned business activities or to combine with another business, and we are not aware of any events or circumstances that might cause these plans to change. On a short-term basis, we have generated no revenues to cover operations and we may have insufficient revenue to satisfy current and recurring liabilities as we continue to build the business. For short term needs we will be dependent on receipt, if any, of public offering proceeds and loans from directors and/or shareholders.

Our audit reflects the fact that we have a limited current source of income.  Further, that without realization of additional capital, it would be unlikely for the Company to continue as a going concern. Our officer and director Mr. Long, has agreed that he will advance any additional funds without any interest nor collateral, which we require for operating capital and for costs in connection with either executing our business plan. There is no minimum or maximum amount the Officer and Director will advance to us. We will not borrow any funds for the purpose of repaying advances made by such Officer and Director, and we will not borrow any funds to make any payments to our promoters, management or their affiliates or associates.

We are currently offering Marketing Research services including product research, consumer research, packaging research, and pricing research to companies throughout the United States and other countries through our website www.redfieldventures.com and we plan to offer the following additional services during the fiscal year 2013:-

●	Independent market research for Initial Public Offering (IPO);
●	Industry background analysis;
●	Business and project feasibility;
●	Competitor analysis

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company’s operations generated limited income during the current period ended.

The future success of the Company is likely dependent on its ability to expand its client base and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in expanding client base, or that it will attain positive cash flow from operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined by Rule 229.10(f)(1), REVE is not required to provide quantitative and qualitative disclosures about market risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Financial Statements and accompanying footnotes for our full financial information and disclosures, beginning on page F-1.

As a smaller reporting company as defined by Rule 229.10, REVE is not required to provide the supplementary financial date as required by this item.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

REVE has had no changes in and no disagreements with accountants on accounting and financial disclosures.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by our management, with the participation of Management, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of December 31, 2012.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer/Principal Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, our management concluded that our disclosure controls and procedures were effective in reporting information required to be disclosed within the time periods specified in the SEC's rules and forms.

Management's Report on Internal Control over Financial Reporting

Management of our company is responsible for establishing and maintaining adequate internal control over financial reporting. Our company's internal control over financial reporting is a process, under the supervision of Management designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with United States generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:-

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets;

●
Provide reasonable assurance that transactions are recorded as necessary  to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of  management and the Board of Directors; and

●
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that there was no material weakness in our internal controls over financial reporting, and accordingly, our controls are effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There were no significant changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended December 31, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

REVE has no “Other Information” disclosure.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The members of our board of directors serve for one year terms and are elected at the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the board of directors. Information as to our current director and executive officer is as follows:

Name	Age	Title	First Elected	Term Expires
Long Nguyen	31	Chairman, CEO, President	1/27/2012	1/27/2013
Khoo Hsiang Hua	36	Secretary	1/27/2012	1/27/2013

Duties, Responsibilities and Experience

Mr. Long Nguyen holds a Master of Business Administration awarded by the National University of San Diego (United States) and a double Bachelor of Arts majoring in Economics and Administrative Studies and minor in Business Administration with concentration in Marketing and Finance. Mr Nguyen has an extremely broad background in Marketing and Management Information Systems and he has been involved in marketing and electronic commerce industry since 1999. Mr. Nguyen is currently an entrepreneur who works independently and has been “self-employed” for the past 4 years. During this 4 years period, Mr Nguyen provided marketing research services with focus in collection and analysis of data on competitors in terms of prices, sales, and method of marketing and distribution. Mr Nguyen also developed and implemented procedures for identifying advertising needs to his clients. Mr Nguyen’s clients include Band Industrial Limited, a company based in Hong Kong.

In the recent years from 2006 to 2008, Mr Nguyen served as Vice President for a reputable firm based in Ho Chi Minh, Vietnam (TT Plastic Supply Co.) and he was primarily responsible for strategic planning and implementation of business strategies. Mr Nguyen developed and social media marketing strategies and was accountable for relationships with global partners including United Kingdom, Vietnam, Cambodia, and Thailand, leading supply chains as well as local communities. Mr Nguyen generated analytical reports in areas of market performance, product lines, demographics, research and also coordinated mergers and acquisitions deals for the company. Mr Nguyen was also the Chairman for a company based in Ho Chi Minh (TD Tourist Agency Co. from 2006 to 2008 and Mr Nguyen worked with senior executives of the company to expand overseas operations.

Mr Khoo Hsiang Hua has served as our Secretary since January 2012 and Mr. Khoo holds a Master of Business Administration specializing in Finance awarded by the Charles Sturt University (Australia) and a Bachelor of Arts (Honors) in Business Administration awarded by the Northumbria University at Newcastle, United Kingdom.

Mr. Khoo has served as the Chief Executive Officer and Secretary of El Maniel International, Inc a US OTC public company since 2010 and he has held managerial and directorship positions within diverse industries for companies in the United States, United Kingdom, West Africa, South East Asia as well as Australasia in the past. During the recent 5 years, Mr Khoo was extensively involved in project management and he developed overseas project expansion under for El Maniel International, Inc and prior to 2010, Mr Khoo served as director since 2008 for Rich Global Investments Limited, a company domiciled and based in United Kingdom. Mr Khoo provided strategic management consulting services in areas of mergers and acquisitions under the company.

Election of Directors and Officers

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

No executive officer or director of the corporation has been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No executive officer or director of the corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding, which is currently pending.

No executive officer or director of the corporation is the subject of any pending legal proceedings.

Audit Committee and Financial Expert

We do not have an Audit Committee, Long Nguyen, our President and CEO, performs some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

We have no independent financial expert. We believe the cost related to retaining an independent financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted at this time.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

●	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
●	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;
●	Compliance with applicable governmental laws, rules and regulations;
●	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
●	Accountability for adherence to the code.

We have adopted a corporate code of ethics and business conduct that applies to our executive officers and we have decided to adopt the code of ethics and business conduct even though we only have two officers in the management for the Company as we believe that it is a good practice ahead of our growth and expansion plans for REVE.

Corporate Governance

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter.  Long Nguyen, our President and CEO, performs some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company with limited operations and resources.

Director Nomination Procedures

Generally, nominees for Directors are identified and suggested by the members of the Board or management using their business networks. The Board has not retained any executive search firms or other third parties to identify or evaluate director candidates in the past and does not intend to in the near future. In selecting a nominee for director, the Board or management considers the following criteria:

1.
whether the nominee has the personal attributes for successful service on the Board, such as demonstrated character and integrity; experience at a strategy/policy setting level; managerial experience dealing with complex problems; an ability to work effectively with others; and sufficient time to devote to the affairs of REVE;

2.
whether the nominee has been the chief executive officer or senior executive of a public company or a leader of a similar organization, including industry groups, universities or governmental organizations;

3.
whether the nominee, by virtue of particular experience, technical expertise or specialized skills or contacts relevant to REVE’s current or future business, will add specific value as a Board member; and

4.	whether there are any other factors related to the ability and willingness of a new nominee to serve, or an existing Board member to continue his service.

The Board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for Board membership. Rather the Board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the Board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a director. For the fiscal year ending December 31, 2012, REVE received no recommendation for Directors from its stockholders.

REVE will consider for inclusion in its nominations of new Board of Director nominees proposed by stockholders who have held at least 1% of the outstanding voting securities of REVE for at least one year. Board candidates referred by such stockholders will be considered on the same basis as Board candidates referred from other sources. Any stockholder who wishes to recommend for REVE’s consideration a prospective nominee to serve on the Board of Directors may do so by giving the candidate’s name and qualifications in writing to REVE’s at the following address: 244 Fifth Ave Ste #1563, New York, NY 10001.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during the year ended December 31, 2012 no insider was late in filing of a Form 3, Form 4, or Form 5 under Section 16(a)(2) of the Exchange Act with the following exception:-

●	Mr Long Nguyen filed Form 3 for the December 31, 2012 fiscal year on February 7, 2013
●	Mr Khoo Hsiang Hua filed Form 3 for the December 31, 2012 fiscal year on February 7, 2013

ITEM 11.	EXECUTIVE COMPENSATION

OPTIONS/SARS GRANTS in LAST FISCAL YEAR

Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term		Alternative to (f) and (g): Grant value
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name	Number of Securities Underlying Options/SARs Granted (#)	Percentage of Total Options/SARs Granted to Employees in Fiscal Year	Exercise of Base Price (#/SH)	Expiration date	5%($)	10%($)	Grant Date Present Value ($)
Long Nguyen, President & CEO	0	0	0	N/A	0	0	0
Khoo Hsiang Hua, Secretary	0	0	0	N/A	0	0	0

Aggregated Option/SAR Exercise in Last Fiscal Year and FY-End Option/SAR Values

(a)	(b)	(c)	(d)	(e)
Name	Shares Acquired on Exercise ($)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (%) Exercisable/ Unexercisable	Value of Unexercisable In-the-Money Options/SARs at FY-End ($) Exercisable/ Unexercisable
Long Nguyen, President & CEO	0	0	0	N/A
Khoo Hsiang Hua, Secretary	0	0	0	N/A

Long-Term Incentive Plans - Awards in Last Fiscal Year

			Estimated Future Payouts Under Non-Stock Price-Based Plans
(a)	(b)	(c)	(d)	(e)	(f)
Name	Number of Shares, Units or Other Rights (%)	Performance or Other period Until Maturation or Payout	Threshold ($ or %)	Target ($ or %)	Maximum ($ or %)
Long Nguyen, President & CEO	0	0	0	N/A	N/A
Khoo Hsiang Hua, Secretary	0	0	0	0	N/A

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary (c)		Bonus (d)	Stock Awards (e)	Option Awards (f)	Non-Equity Incentive Plan Compensation (g)	Nonqualified Deferred Compensation Earnings (h)	All Other Compensation (i)	Total (j)
Long Nguyen, President & CEO	2012		$0	$0	$20,000	$0	$0	$0	$0	$20,000
Khoo Hsiang Hua, Secretary	2012	$		0	$0	$0	$0	$0	$0	$0

Summary Compensation

At this time there is no compensation being offered to any of the Officers/Directors

Stock and Option Awards

There have been no stock options or awards offered to any of the Officers/Directors for the fiscal year 2012 other than the original “founders” stock, which was issued for services to the founder. The Company issued 20,000,000 to Long Nguyen, CEO for founder services rendered at a fair market value of $20,000.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements:

There are no employment contracts existing between the registrant and any executive officers.

Report On Repricing Of Options/SARS:

At no time during the last completed fiscal year, did the REVE offer Options/SARs, whether through amendment, cancellation or replacement grants, or any other means (“repriced”) to its directors.

Long Nguyen, our President and CEO performs function equivalent to a “Compensation Committee,” and as such, has at no time during the last completed fiscal year, offer Options/SARs, whether through amendment, cancellation or replacement grants, or any other means (“repriced”) to REVE directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Management – Prior to the completion of 5,000,000 shares offering

The following table sets forth, as of the fiscal year ended December 31, 2012, the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares.  The officers and directors currently own 20,000,000 common shares. The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares. The percentage of beneficial ownership for the following table is based on 24,500,000 shares of common stock outstanding as of December 31, 2012.

	Percent of	Number of
	Voting	Common
Beneficial Owner Officer/Directors (1)	Shares Owned (2)	Shares Owned (3)
Long Nguyen – Chief Executive Officer	81.6%	20,000,000
Total Shares Outstanding		24,500,000
Total Shares Authorized		200,000,000
Total Shares owned by Officers and Directors		20,000,000
The address of each executive officer and director is c/o the Company.

(1) As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).

Security Ownership of Management – Upon completion of 5,000,000 shares offering

The following table sets forth, as the fiscal year ended December 31, 2012, the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares.  The officers and directors currently own 20,000,000 common shares.   The table also reflects what the percentage of ownership will be upon completion of the 5,000,000 shares offering. The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares. This offering was subsequently closed and the 5,000,000 shares offering were fully subscribed on February 15, 2013.

	Percent of	Number of
	Voting	Common
Beneficial Owner Officer/Directors (1)	Shares Owned (2)	Shares Owned (3)
Long Nguyen – Chief Executive Officer	67.8%	20,000,000
Total Shares Outstanding		29,500,000
Total Shares Authorized		200,000,000
Total Shares owned by Officers and Directors		20,000,000
The address of each executive officer and director is c/o the Company.

(1) As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).
(2) Assumes the sale of the maximum amount of this offering (the Company shares of common stock) by the Company.
(3) The aggregate amount of shares issued and outstanding after the offering is 29,500,000.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Office services are provided without charge by Long Nguyen, our Chairman, CEO, and President. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

The Company issued 20,000,000 shares valued at $20,000.00 to Long Nguyen, CEO for founder services rendered on January 27, 2012 all these shares were arbitrarily valued at $0.001 par value on January 27, 2012

The following shares were issued for services rendered in the development of the business and its business plan and all these shares were arbitrarily valued at $0.001 par value on January 27, 2012:-

●	The Company issued 1,140,000 shares valued at $1,140.00 to Lee Chee Thing for services rendered on January 27, 2012 in reviewing the company’s business plan. This shareholder is not an employee.

●	The Company issued 1,000,000 shares valued at $1,000.00 to Mazlan Masrun for services rendered on January 27, 2012 in developing the company’s business plan. This shareholder is not an employee.

●	The Company issued 1,000,000 shares valued at $1,000.00 to Tang Wai Mun for services rendered on January 27, 2012 in developing the company’s business plan. This shareholder is not an employee.

●	The Company issued 1,000,000 shares valued at $1,000.00 to Yap Peck Yoong for services rendered on January 27, 2012 in developing the company’s business plan. This shareholder is not an employee.

Revenue

We have no current source of revenue.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The total fees charged to the company for audit services were $8,000 for the fiscal year ended December 31, 2012.

Audit Related Fees

The total fees charged to the company for audit related fees were $0 for the fiscal year ended December 31, 2012.

Tax Fees

The total fees charged to the company for tax fees were $0 for the fiscal year ended December 31, 2012.

All other Fees

The total fees charged to the company for all other fees were $0 for the fiscal year ended December 31, 2012.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Articles of Incorporation		S-1		3.1	08/23/12
3.2	Bylaws of Redfield Ventures, Inc.		S-1		3.2	08/23/12
31	Certification of Long Nguyen pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification of Long Nguyen pursuant to Section 906 of the Sarbanes-Oxley Act	X

FINANCIAL STATEMENTS SCHEDULE

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2013.

REDFIELD VENTURES, INC.
REGISTRANT

By: /s/Long Nguyen
Long Nguyen
Chief Executive Officer and
Principal Accounting Officer

John Scrudato CPA
7 Valley View Drive
Califon, NJ 07830
908-534-0008

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Redfield Ventures, Inc
Reno, Nevada

We have audited the accompanying balance sheet of Redfield Ventures, Inc (the “Company”) as of December 31, 2012, and the related statements of operations, stockholders’ deficit, and cash flows for the period from January 27, 2012 (Date of Inception) through December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redfield Ventures, Inc as of December 31, 2012 and the results of its operations and its cash flows for the period from January 27, 2012 (Date of Inception) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has limited working capital, has received limited revenue from sales of products or services, and has incurred losses from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ John Scrudato CPA
John Scrudato, CPA
Califon, New Jersey
February 25, 2013

REDFIELD VENTURES, INC.
(A Development Stage Company)
BALANCE SHEETS

December 31, 2012
(audited)
ASSETS
Current Assets
Cash and cash equivalents	$389
Total Assets	$389
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$8,665
Accrued Interest payable	251
Deposits received	100
Notes payable – current	6,600
Long-Term Liabilities
-	-
Total Liabilities	$15,616
Stockholders’ Deficit
Common stock, par value $0.001; 200,000,000 shares authorized;
24,500,000 shares issued and outstanding	24,500
Deficit accumulated during the development stage	(39,727)
Total Stockholders’ Deficit	(15,227)

Total Liabilities and Stockholders’ Deficit	$389

The accompanying notes are an integral part of the financial statements.

REDFIELD VENTURES, INC.
 (A Development Stage Company)
STATEMENTS OF OPERATIONS

		For the period
		from January 27
	Year Ended	2012 (Inception)
	December 31,	to December 31,
	2012	2012
	(audited)	(audited)

Revenues	$-	$-

Operating Expenses
Website expenses	600	600
Consultancy fees	24,140	24,140
General and administrative expenses	3,721	3,721
Professional fees	11,015	11,015
Total Operating Expenses	39,476	39,476

Net Loss from Operations before other Income (Expense)	-39,476	-39,476
Other Income (Expense)
Interest expense	-251	-251
Net Income (Loss) Before Provision for Income Taxes	$-39,727	$-39,727
Provision for Income Taxes	-	-
Net Loss	$-39,727	$-39,727

Net Loss Per Share: Basic and Diluted	$(0.002)	$(0.002)

Weighted Average Number of Shares Outstanding: Basic and Diluted	24,500,000	24,500,000

The accompanying notes are an integral part of the financial statements.

REDFIELD VENTURES, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM JANUARY 27, 2012 (INCEPTION) TO DECEMBER 31, 2012

	Common stock		Additional paid-in	Deficit accumulated during the development	Total
	Shares	Amount	Capital	Stage	(audited)
Inception, January 27, 2012	-	$-	$-	$-	$-

Shares issued as compensation for services	24,140,000	24,140	-	-	24,140
Shares issued for cash at $0.001 per share	360,000	360	-	-	360
Net loss for the period January 27, 2012 through December 31, 2012	-	-	-	(39,727)	(39,727)

Balance, December 31, 2012	24,500,000	$24,500	$-	$(39,727)	$(15,227)

The accompanying notes are an integral part of the financial statements.

REDFIELD VENTURES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

		For the period
		from January 27
	Year Ended	2012 (Inception)
	December 31,	to December 31,
	2012	2012
	(audited)	(audited)
Cash Flows from Operating Activities
Net loss for the period	$(39,727)	$(39,727)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Stock issued as compensation for services	24,140	24,140
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	8,733	8,733
Increase (decrease) in deposits	100	100
Increase (decrease) in accrued interest payable	183	183
Net Cash used in Operating Activities	(6,571)	(6,571)
Cash flows from Financing Activities
Proceeds from sale of common stock	360	360
Notes payable	6,600	6,600
Net Cash provided by Financing Activities	6,960	6,960
Net Increase (Decrease) in Cash	389	389
Cash, beginning of period	-	-
Cash, end of period	389	389

Supplemental Cash Flows Information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of the financial statements.

REDFIELD VENTURES, INC.
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

Note 1 – Organization and summary of significant accounting principles

Organization

Redfield Ventures, Inc (“REVE” or the “Company’) was incorporated under the laws of the State of Nevada on January 27, 2012.  REVE provides market research services throughout the United States and other countries through our website www.redfieldventures.com. The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises (“SFAS No.7”) (ASC 915-10).

Accounting basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a December 31 fiscal year end.

Basis of Preparation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Use of estimates and assumptions

The  preparation  of  financial  statements  in conformity with accounting principles generally  accepted  in  the  United States requires  management  to  make   estimates and assumptions that  affect  the reported amounts of  assets and liabilities and disclosure of contingent assets and liabilities at  the  date  of  the  financial  statements  and the reported amounts of  revenues and expenses  during  the  reporting  period. Actual results could differ from those estimates.

Election to be treated as an emerging growth company

In the second quarter of 2012, The Company has elected to use the extended transition period now available for complying with new or revised accounting standards under Section 102(b) (1).  This election allows the Company to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.  As a result of this election, the Company financial statements may not be comparable to companies that comply with public company effective dates.

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents.

Fair value of financial instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying balance sheet at December 31, 2012.

REDFIELD VENTURES, INC.
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

Note 1 – Organization and summary of significant accounting principles (continued)

Revenue recognition

Revenue is recognized on an accrual basis after services have been performed under contract terms, the service price to the client is fixed or determinable, and collectability is reasonably assured.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2012.

(A) Net Loss	$(39,727)
(B) Weighted Average Common Shares Outstanding - Basic	24,500,000
Basic income (loss) per share: (A)÷(B)	$(0.002)

Equivalents
Stock Options	-
Warrants	-
Convertible notes	-

Weighted Average Common Shares Outstanding - Diluted	24,500,000

The Company incurred Net Loss of $39,727 during the year ended December 31, 2012 and based on the Weighted Average Number of Shares Outstanding of 24,500,000 the Basic income (loss) per shares is $(0.002) as per computation above.

Impairment of Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the period ended December 31, 2012 since inception.
\

REDFIELD VENTURES, INC.
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

Note 1 – Organization and summary of significant accounting principles (continued)

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740 “Income Taxes,” which requires accounting for deferred income taxes under the asset and liability method.  Deferred income tax asset and liabilities are computed for difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on the enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

In accordance with GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. state and local jurisdictions.  The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. This policy also provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities.  It must be applied to all existing tax positions upon initial adoption and the cumulative effect, if any, is to be reported as an adjustment to stockholder’s equity as of July 1, 2009.

Based on its analysis, the Company has determined that the adoption of this policy did not have a material impact on the Company’s financial statements upon adoption. However, management’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

Interest and Penalty Recognition on Unrecognized Tax Benefits

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Comprehensive Income

The Company complies with FASB ASC Topic 220, “Comprehensive Income,” which establishes rules for the reporting and display of comprehensive income (loss) and its components.  FASB ASC Topic 220 requires the Company’ to reflect as a separate component of stockholders’ equity items of comprehensive income.

REDFIELD VENTURES, INC.
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

Note 1 – Organization and summary of significant accounting principles (continued)

Stock-Based Compensation

The Company complies with FASB ASC Topic 718 “Compensation – Stock Compensation,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period).  No compensation costs are recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

Recently Adopted Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2011-11, an amendment to the accounting guidance for disclosure of offsetting assets and liabilities and related arrangements. The amendment expands the disclosure requirements in that entities will be required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The amendment is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013, and shall be applied retrospectively. We do not expect the adoption of this accounting pronouncement to have a material effect on our financial statements when implemented.

In September 2011, the FASB issued Accounting Standards Update  (ASU) 2011-8an amendment to the accounting guidance for goodwill in order to simplify how companies test goodwill for impairment. The amendment permits an entity to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We elected not to early adopt. We do not expect the adoption of this accounting pronouncement to have a material effect on our financial statements when implemented.

In June 2011, the FASB issued Accounting Standards Update (ASU) 2011-05, an amendment to the accounting guidance for presentation of comprehensive income. Under the amended guidance, an entity may present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In either case, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. For public companies, the amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and shall be applied retrospectively. Early adoption is permitted. We elected not to early adopt. Other than a change in presentation, the implementation of this accounting pronouncement is not expected to have a material impact on our financial statements when implemented.

In May 2011, the FASB issued an amendment to the accounting guidance for fair value measurement and disclosure. Among other things, the guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position but whose fair value must be disclosed. It also clarifies and expands upon existing requirements for measurement of the fair value of financial assets and liabilities as well as instruments classified in shareholders’ equity. The guidance is effective for interim and annual periods beginning after December 15, 2011. We do not expect the adoption of the guidance to have a material impact on our financial statements when implemented.

There are no other new accounting pronouncements adopted or enacted during the twelve months ended December 31, 2012 that had, or are expected to have, a material impact on our financial statements.

REDFIELD VENTURES, INC.
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

Note 1 – Organization and summary of significant accounting principles (continued)

Concentration of Credit Risk

The Company maintains its cash and cash equivalents in bank deposit accounts, which, at times may exceed federally insured limits.  The Company has not experienced any losses in such accounts.  Management believes the Company is not exposed to any significant credit risk related to cash and cash equivalents.

Note 2 –Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  As noted above, the Company is in the development stage and, accordingly, has not yet generated significant revenues from operations.  The Company has incurred losses since inception resulting in an accumulated deficit of $39,727 as of December 31, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues.  The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Note 3 –Income Taxes

As of December 31, 2012, the Company had net operating loss carry forwards of approximately $39,727 that may be available to reduce future years’ taxable income in varying amounts through 2030. In accordance with FASB ASC740 “Income Taxes”. future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	December 31, 2012	January 27, 2012 to December 31, 2012
Refundable Federal income tax attributable to:
Current Operations	$(13,507)	$(13,507)
Change: valuation allowance	13,507	13,507
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	December 31, 2012	January 27, 2012 to December 31, 2012
Deferred tax asset attributable to:
Net operating loss carryover	$39,727	$39,727
Less: valuation allowance	(39,727)	(39,727)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of Section 382 of the Internal Revenue Code and Tax Reform Act of 1986, net operating loss carry forwards of $39,727 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occurs, the net operating loss carry forwards may be limited as to use in future years.

REDFIELD VENTURES, INC.
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

Note 4 – Common Stock

The authorized capital of the Company is 200,000,000 common shares with a par value of $0.001 per share.

On January 27, 2012, the Company issued 24,140,000 shares of common stock at in exchange for fair market value of services rendered for total compensation of $24,140.

Additionally, on June 29, 2012 the Company issued 360,000 shares of common stock under Regulation D offering for total cash proceeds of $360.

There were 24,500,000 shares of common stock issued and outstanding as of December 31, 2012.

Note 5 – Notes payable

On the following dates, a shareholder provided loans secured by 10% per annum interest bearing promissory notes. If this loan remains unpaid for a period of one year after the repayment dates, the promissory notes shall be convertible into common voting stocks at a price of 50% discount of the average bid on the day of the conversion.

Date received loans	Amount Received	Repayment dates
June 15, 2012	1,000.00	June 30, 2012
July 20, 2012	1,600.00	July 30, 2012
August 20, 2012	3,000.00	August 30, 2012
October 25, 2012	1,000.00	October 30, 2012

Note 6 – Related party transactions

The following shares were issued for founder services rendered for the Company and all these shares were arbitrarily valued at $0.001 par value on January 27, 2012:-

●	The Company issued 20,000,000 shares valued at $20,000.00 to Long Nguyen, CEO for services rendered at fair market value on January 27, 2012

The following shares were issued for services rendered in the development of the business and its business plan and all these shares were arbitrarily valued at $0.001 par value on January 27, 2012:-

●
The Company issued 1,140,000 shares valued at $1,140.00 to Lee Chee Thing for services rendered at fair market value on January 27, 2012 in reviewing the company’s business plan.  This shareholder is not an employee.

●
The Company issued 1,000,000 shares valued at $1,000.00 to Mazlan Masrun for services rendered at fair market value on January 27, 2012 in developing the company’s business plan. This shareholder is not an employee.

●
The Company issued 1,000,000 shares valued at $1,000.00 to Tang Wai Mun for services rendered at fair market value on January 27, 2012 in developing the company’s business plan. This shareholder is not an employee.

●
The Company issued 1,000,000 shares valued at $1,000.00 to Yap Peck Yoong for services rendered at fair market value on January 27, 2012 in developing the company’s business plan. This shareholder is not an employee.

REDFIELD VENTURES, INC.
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

Note 7 – Warrants and options

 There are no warrants or options outstanding to acquire any additional shares of common stock.

Note 8 – Commitments and contingent liabilities

The Company is not a party to any ongoing or pending litigation. The Company neither owns nor leases any real or personal property. An officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

Note 9 – Subsequent events

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to September 30, 2012 to the date these financial statements were submitted to the Securities and Exchange Commission and has determined that it does not have any material subsequent events to disclose in these financial statements other than the following:-

●
On August 23, 2012, the Company filed a registration statement on Form S-1 with the SEC in connection with an initial offering which commenced in the fourth quarter of 2012. Pricing for the offering was set at $0.01 per share of common stock and the Company proposed to offer up to 9,500,000 whereof, 5,000,000 shares were offered by a direct offering, and 4,500,000 shares were offered by the selling shareholders at a fixed price of $.01 for the duration of the offering until the company begins trading on the OTCBB or listed on a securities exchange. The direct offering of 5,000,000 shares of common stock of Redfield Ventures, Inc to the public commenced on the effective date of the registration statement December 19, 2012 and on February 15, 2013, the offering was closed and the 5,000,000 shares offering was fully subscribed at a fixed price of $0.01 per share by the following shareholders:-

Shareholder	Shares	Offering Price	Total proceeds
Lee Chee Thing	275,000.00	0.01	2,750.00
Mazlan bin Masrun	375,000.00	0.01	3,750.00
Khoo Hock Sin	1,350,000.00	0.01	13,500.00
Co-Max International Limited	1,000,000.00	0.01	10,000.00
First Venture Capital Sdn Bhd	1,000,000.00	0.01	10,000.00
Top Galaxy Capital Sdn Bhd	1,000,000.00	0.01	10,000.00
Total	5,000,000.00		50,000.00