Form 10-Q
period 2013-03-31
Redfield Ventures, Inc
filed 2013-05-10
CIK 1554300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period Ended March 31, 2013

Redfield Ventures Inc (Exact name of Registrant as specified in its charter)

Nevada	333-183502	45-4380591
(State or jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

244 Fifth Ave Ste #1563 New York, NY 10001 (212) 726-2184 www.redfieldventures.com (Company Address)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There are 25,695,000 common shares issued and outstanding as of March 31, 2012.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements:

	Balance Sheets at March 31, 2013 (Unaudited) and December 31, 2012 (audited)	3

	Statements of Operations for the Three Months Ended March 31, 2013 (Unaudited), March 31, 2012 (Unaudited) and January 27 (inception) to March 31, 2013	4

	Statements of Changes in Stockholders’ Equity for the period from January 27 (inception) to March 31, 2013(Unaudited)	5

	Statements of Cash Flows for the Three Months Ended March 31, 2013 (Unaudited), March 31, 2012 (Unaudited) and January 27 (inception) to March 31, 2013	6

	Notes to Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4.	Controls and Procedures	19

REDFIELD VENTURES, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$149	$389
Prepaid Expenses	4,000	0
Total Assets	$4,149	$389
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$8,406	$8,665
Accrued Interest payable	419	251
Deposits received	100	100
Notes payable – current	6,670	6,600
Long-Term Liabilities
-		-
Total Liabilities	$15,595	$15,616
Stockholders’ Deficit
Common stock, par value $0.001; 200,000,000 shares authorized;
25,695,000 at 3/31/13 and 24,500,000 at 12/31/12 shares issued and
outstanding, respectively	25,695	24,500
Paid in Capital	10,755	0
Deficit accumulated during the development stage	(47,896)	(39,727)
Total Stockholders’ Deficit	(11,446)	(15,227)

Total Liabilities and Stockholders’ Deficit	$4,149	$389

The accompanying notes are an integral part of the financial statements.

REDFIELD VENTURES, INC.
 (A Development Stage Company)
STATEMENTS OF OPERATIONS

			For the period
	Three months	Three months	from January 27 2012
	Ended	Ended	(Inception) to
	March 31,	March 31,	March 31,
	2013	2012	2013
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-

Operating Expenses
Website expenses	-	-	600
Consultancy fees	-	-	24,140
General and administrative expenses	5,371	-	9,092
Professional fees	2,630	-	13,645
Total Operating Expenses	8,001	-	47,477

Net Loss from Operations before other Income (Expense)	(8,001)	-	(47,477)
Other Income (Expense)
Interest expense	(168)	-	(419)
Net Income (Loss) Before Provision for Income Taxes	$(8,169)	$-	$(47,896)
Provision for Income Taxes	-	-	-
Net Loss	$(8,169)	$-	$(47,896)

Net Loss Per Share: Basic and Diluted	$(0.00)	$-

Weighted Average Number of Shares Outstanding:
Basic and Diluted	25,296,667	24,140,000

The accompanying notes are an integral part of the financial statements.

REDFIELD VENTURES, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND MARCH 31, 2013
FOR THE PERIOD FROM JANUARY 27, 2012 (INCEPTION) TO MARCH 31, 2012

	Common stock			Deficit	Total (Unaudited)
				accumulated
			Additional	during the
			paid-in	development
	Shares	Amount	Capital	Stage
Inception, January 27, 2012	-	$-	$-	$-	$-
Founders Shares issued January 27, 2012 as compensation for services	24,140,000	24,140	-	-	24,140
Net loss for the period January 27, 2012 through March 31, 2012	-	-	-	-	-
Balance, March 31, 2012	24,140,000	24,140	0	0	24,140

Shares issued for cash at $0.001 per share	360,000	360	-	-	360
Net loss for the period April 1, 2012 through December 31, 2012	-	-	-	(39,727)	(39,727)
Balance, December 31, 2012	24,500,000	24,500	0	(39,727)	(15,227)

Shares issued for cash at $0.01 per share	1,195,000	1,195	10,755.00	-	11,950
Net loss for the first quarter January 1, 2013 through March 31, 2013	-	-	-	(8,169)	(8,169)
Balance, March 31, 2013	25,695,000	$25,695	$10,755	$(47,896)	$(11,446)

The accompanying notes are an integral part of the financial statements.

REDFIELD VENTURES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Three Months Ended March 31	Three Months Ended March 31	For the Period from January 27 2012 (Inception) to March 31
	2013	2012	2012
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss for the period	$(8,169)	-	(47,896)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Stock issued as compensation for services	-	-	24,140
Changes in assets and liabilities:		-
Increase (decrease) in accrued expenses	(259)	-	8,474
Increase (decrease) in deposits	-	-	100
Increase (decrease) in accrued interest payable	168	-	351
Net Cash used in Operating Activities	(8,260)	-	(14,831)
Cash flows from Investing Activities
Payments for website development	(4,000)	-	(4,000)
Net Cash Used in Investing Activities	(4,000)	-	(4,000)
Cash flows from Financing Activities
Proceeds from sale of common stock	11,950	-	12,310
Notes payable	70	-	6,670
Net Cash provided by Financing Activities	12,020	-	18,980
Net Increase (Decrease) in Cash	(240)	-	149
Cash and cash equivalents, beginning of period	389	-	-
Cash, end of period	149	-	149

Supplemental Cash Flows Information:
Interest paid	$-	-	-
Income taxes paid	$-	-	-

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

Fair value of financial instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying balance sheet at March 31, 2013.

REDFIELD VENTURES, INC.
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

Note 1 – Organization and summary of significant accounting principles (continued)

Revenue recognition

Revenue is recognized on an accrual basis after services have been performed under contract terms, the service price to the client is fixed or determinable, and collectability is reasonably assured.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2013.

(A) Net Loss	$(8,169)
(B) Weighted Average Common Shares Outstanding - Basic	25,296,667
Basic income (loss) per share: (A)÷(B)	$(0.000)

Equivalents
Stock Options	-
Warrants	-
Convertible notes	-

Weighted Average Common Shares Outstanding - Diluted	25,296,667

The Company incurred Net Loss of $8,169 for the quarter ended March 31, 2013 and based on the Weighted Average Number of Shares Outstanding of 25,296,667 the Basic income (loss) per shares is $(0.000) as per computation above.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the period ended March 31, 2012 since inception.

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

There are no other new accounting pronouncements adopted or enacted during the three months ended March 31, 2013 that had, or are expected to have, a material impact on our financial statements.

Concentration of Credit Risk

The Company maintains its cash and cash equivalents in bank deposit accounts, which, at times may exceed federally insured limits.  The Company has not experienced any losses in such accounts.  Management believes the Company is not exposed to any significant credit risk related to cash and cash equivalents.

Note 2 –Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  As noted above, the Company is in the development stage and, accordingly, has not yet generated significant revenues from operations.  The Company has incurred losses since inception resulting in an accumulated deficit of $47,896 as of March 31, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues.  The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Note 3 –Income Taxes

As of March 31, 2013, the Company had net operating loss carry forwards of approximately $47,896 that may be available to reduce future years’ taxable income in varying amounts through 2030. In accordance with FASB ASC740 “Income Taxes”. future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

REDFIELD VENTURES, INC.
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

The provision for Federal income tax consists of the following:

	March 31, 2013	December 31, 2012
Refundable Federal income tax attributable to:
Current Operations	$(16,285)	$(13,507)
Change: valuation allowance	16,285	13,507
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	March 31, 2013	December 31, 2012
Deferred tax asset attributable to:
Net operating loss carryover	$47,896	$39,727
Less: valuation allowance	(47,896)	(39,727)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of Section 382 of the Internal Revenue Code and Tax Reform Act of 1986, net operating loss carry forwards of $47,896 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occurs, the net operating loss carry forwards may be limited as to use in future years.

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

During the period ended March 31, 2013 the Company issued 1,195,000 shares of common stock at $0.01 per share pursuant to the Initial Offering under the Form S-1 Registration Statement effective on December 19, 2012.

There were 25,695,000 shares of common stock issued and outstanding as of March 31, 2013.

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

Date received loans	Amount	Repayment dates
June 15, 2012	1,000.00	June 30, 2012
July 20, 2012	1,600.00	July 30, 2012
August 20, 2012	3,000.00	August 30, 2012
October 25, 2012	1,000.00	October 30, 2012
January 4, 2013	70.00	January 31, 2013

Note 6 – Related party transactions

The following shares were issued for founder services rendered for the Company and all these shares were arbitrarily valued at $0.001 par value on January 27, 2012:-

●	The Company issued 20,000,000 shares valued at $20,000.00 to Long Nguyen, CEO for services rendered at fair market value on January 27, 2012

The following shares were issued for services rendered in the development of the business and its business plan and all these shares were arbitrarily valued at $0.001 par value on January 27, 2012:-

●
The Company issued 1,140,000 shares valued at $1,140.00 to Lee Chee Thing for services rendered at fair market value on January 27, 2012 in reviewing the company’s business plan.  An additional shares of 275,000 were issued on February 15, 2013 at fair market value. This shareholder  is not an employee.

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

Note 9 – Subsequent events

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to September 30, 2012 to the date these financial statements were submitted to the Securities and Exchange Commission and has determined that it does not have any material subsequent events to disclose in these financial statements other than the following:-

●
On April 15, 2013, the Company has entered into a letter of intent to provide market research services for a client and the management believes that the Company is expected to generate revenues during the period ended June 30, 2013. However, there can be no assurance that the Company will be successful in this transaction.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In this filing references to “Company,” “we,” “our,” and/or “us,” refers to Redfield Ventures, Inc.

Introduction

As a company in an early development stage, our ability to proceed with our plan of operation has been hindered by the present state of the United States and Global economies. At the end of our period ended March 31, 2013 we had limited cash available and we have secured no sources of loans from financial institutions and we had no revenues since inception until the period ended March 31, 2013. Our assets consist of checking account balances of $149.00 and prepaid expenses of $4,000.00 as of March 31, 2013.

For the quarter ended March 31, 2013 we had a net loss of $8,169 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next nine months of the fiscal year with existing cash on hand and loans from directors and/or shareholders.

Our registration statement filing became effective on December 19, 2012 and our partially completed website has attracted several service enquiries as well as entering into a letter of intent with a new client during the period ended March 31, 2013.

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

We are currently offering Marketing Research services including product research, consumer research, packaging research, and pricing research to companies throughout the United States and other countries through our website www.redfieldventures.com and we have started offering the following additional services during the fiscal year 2013:-

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

Employees

As of March 31, 2013, we had two employees, Long Nguyen, President and CEO and Khoo Hsiang Hua, Secretary. As the Company’s officer and director, Mr. Nguyen devotes such time as he believes is required to the Company. None of the company’s employees were, nor are they now represented by a collective bargaining arrangement.

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

Results of Operations for the three months ended March 31, 2013 and March 31, 2012 and from January 27, 2012 (Inception) to March 31, 2013.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Quarterly Report.

Operating Expenses

Operating expenses during the three months ended March 31, 2013 totaled $8,260 compared to $0 for the three months ended March 31, 2012. Operating expenses increased due to increased costs for general and administrative expenses as well as professional fees.

Net Loss

Net loss during the three months ended March 31, 2013 totaled $8,169 compared to $0 for the three months ended March 31, 2012.

Liquidity and Capital Resources

The Company had $149 and $0 of cash as of March 31, 2013 and March 31, 2012, respectively.

Net cash used in operating activities was $8,260 for the three months ended March 31, 2013, compared to $0 for the same period in 2012. The cash used in operating activities is primarily attributable the net loss.

Net cash used in investing activities was $4,000 for the three months ended March 31, 2013, compared to $0 for the same period in 2012. The cash used in investing activities is for website development.

Net cash provided by financing activities during the three months ended March 31, 2013, was $12,020 compared to $0 for the three months ended March 31, 2012.

On February 15, 2013 the company closed the initial offering of 5,000,000 shares of common stock offered at a fixed price of $0.01 per share pursuant to the initial offering under the Registration Statement on Form S-1 with the SEC effective in December 19, 2012. The proceeds received during the period ended March 31, 2013 was $11,950.

We had not yet recognized revenues from our operations. As a result, our current cash position may not be sufficient to fund our cash requirements during the next nine months including operations and capital expenditures.
We had current assets at March 31, 2013 of $4,149 including cash of $149. We will be reliant upon shareholder loans, private placements or public offerings of equity to fund any kind of operations. We have secured no sources of loans. We had negative cash flow from operations and no revenues during the period ended March 31, 2013.

SHORT TERM

On a short-term basis, we have generated no revenues to cover operations. We will have insufficient revenue to satisfy current and recurring liabilities as we continue to build the business. For short term needs we will be dependent on receipt, if any, of insider loans, public offering or private placement proceeds.

As noted above, we believe that we do not have sufficient liquidity to satisfy our cash requirements for the next nine months, which will require us to raise additional external funds through the sale of additional equity or debt securities. Currently, we have no plans in place for additional capital. In any event, we expect that unless we begin generating revenue, we will need to raise additional funds over the next nine months to finance the costs of establishing the corporate infrastructure and related expenses, as well as sales and marketing expenses to support our business plan. The sale of additional equity securities will result in additional dilution to our shareholders. Sale of debt securities could involve substantial operational and financial covenants that might inhibit our ability to follow our business plan. Additional financing may not be available in amounts or on terms acceptable to us or at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our business plan, which could harm our financial conditions and operating results.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Inflation

We do not believe that our business and operations have been materially affected by inflation.

ITEM 3.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined by Rule 229.10(f)(1), we are not required to provide quantitative and qualitative disclosures about market risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “ SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and secretary, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of March 31, 2013 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of the chief executive officer and secretary, has evaluated the effectiveness of our internal control over financial reporting as of March 31, 2013 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that, as of March 31, 2013, our internal control over financial reporting were effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

This quarterly report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management's report in this quarterly report.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations

Our management, including our chief executive officer and secretary, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II-OTHER INFORMATION

Item 1.       Legal Proceedings.

The Company is not a party to any pending material legal proceedings.

Item 1A.    Risk Factors

There have been no material changes from risk factors disclosed in our Form 10-K filed on March 7, 2013.

Item 2.       Unregistered Sale of Equity Securities and Use of Proceeds.

In connection with our private placement completed in June 27, 2012, we issued 360,000 shares of our common stock to 36 investors at $0.001 per share for an aggregate purchase price of $360 during the fiscal year ended December 31, 2012.

We issued these 360,000 shares in reliance on the safe harbor provided by Regulation D Rule 504 promulgated under Section 3(b) of the Securities Act of 1933, as amended.  These stockholders who received the securities representations that (a) the stockholder is acquiring the securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (b) the stockholder agrees not to sell or otherwise transfer the purchased shares unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (c) the stockholder has knowledge and experience in financial and business matters such that he, she or it is capable of evaluating the merits and risks of an investment in us, (d) the stockholder had access to all of our documents, records, and books pertaining to the investment and was provided the opportunity to ask questions and receive answers regarding the terms and conditions of the offering and to obtain any additional information which we possessed or were able to acquire without unreasonable effort and expense, and (e) the stockholder has no need for the liquidity in its investment in us and could afford the complete loss of such investment. Our management made the determination that the investors in instances where we relied on Regulation D are accredited investors (as defined in Regulation D) based upon our management’s inquiry into their sophistication and net worth. In addition, there was no general solicitation or advertising for securities issued in reliance upon Regulation D. During the first quarter of 2013 the company issued the following shares:

On February 15, 2013 the company issued 275,000 shares of common stock to Lee Chee Thing under Regulation D Rule 504 promulgated under Section 3(b) of the Securities Act of 1933.

On February 15th, 2013 the Company issued 400,000 shares of common stock to Co-Max International LTD. under Regulation D Rule 504 promulgated under Section 3(b) of the Securities Act of 1933.

On February 15th, 2013 the Company issued 500,000 shares of common stock to Khoo Hock Sin under Regulation D Rule 504 promulgated under Section 3(b) of the Securities Act of 1933.

Item 5.       Other Information.

Security Ownership of Certain Beneficial Owners.

The following table sets forth, as the period ended March 31, 2013, the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares.  The officers and directors currently own 20,000,000 common shares.   The table also reflects the percentage of ownership pursuant to the 5,000,000 shares offering closed on February 15, 2013. The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares.

	Percent of	Number of
	Voting	Common
Beneficial Owner Officer/Directors (1)	Shares Owned (2)	Shares Owned (3)
Long Nguyen – Chief Executive Officer	67.8%	20,000,000
Total Shares as registered S(1)		25,500,000
Total Shares Authorized		200,000,000
Total Shares owned by Officers and Directors		20,000,000
The address of each executive officer and director is c/o the Company.

(1) As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).
(2) Percentage owned pursuant to initial offering of 5,000,000 shares of common stock
(3) The aggregate amount of shares issued and outstanding after the initial offering of 5,000,000 shares is 29,500,000.

Item 6.       Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Principal Executive Officer Certification and Principal Financial Officer Certification

32.1	Certifications under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 7, 2013.

REDFIELD VENTURES, INC.
REGISTRANT

By: /s/Long Nguyen
Long Nguyen
Chief Executive Officer and
Principal Accounting Officer