Form 10-Q/A
period 2013-03-31
Redfield Ventures, Inc
filed 2013-07-09
CIK 1554300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There are 29,500,000 common shares issued and outstanding as of March 31, 2012.

Explanatory Note

The purpose of this Amendment No. 1 to the 10-Q is to correct the issued and outstanding shares as at 3-31-2013 and to disclose the subscription payments receivable as at 3-31-2013.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements:

	Balance Sheets at March 31, 2013 (Unaudited) and December 31, 2012 (audited)	3

	Statements of Operations for the Three Months Ended March 31, 2013 (Unaudited), March 31, 2012 (Unaudited) and January 27 (inception) to March 31, 2013	4

	Statements of Changes in Stockholders’ Equity for the period from January 27 (inception) to March 31, 2013(Unaudited)	5

	Statements of Cash Flows for the Three Months Ended March 31, 2013 (Unaudited), March 31, 2012 (Unaudited) and January 27 (inception) to March 31, 2013	6

	Notes to Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4.	Controls and Procedures	19

REDFIELD VENTURES, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$149	$389
Prepaid Expenses	4,000	0
Total Assets	$4,149	$389
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$8,406	$8,665
Accrued Interest payable	419	251
Deposits received	100	100
Notes payable – current	6,670	6,600
Long-Term Liabilities
-		-
Total Liabilities	$15,595	$15,616
Stockholders’ Deficit
Common stock, par value $0.001; 200,000,000 shares authorized;
29,500,000 at 3/31/13 and 24,500,000 at 12/31/12 shares issued and outstanding, respectively	29,500	24,500
Paid in Capital	45,000	0
Stock subscriptions receivable	(38,050)	0
Deficit accumulated during the development stage	(47,896)	(39,727)
Total Stockholders’ Deficit	(11,446)	(15,227)

Total Liabilities and Stockholders’ Deficit	$4,149	$389

The accompanying notes are an integral part of the financial statements.

REDFIELD VENTURES, INC.
 (A Development Stage Company)
STATEMENTS OF OPERATIONS

			For the period
	Three months	Three months	from January 27 2012
	Ended	Ended	(Inception) to
	March 31,	March 31,	March 31,
	2013	2012	2013
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-

Operating Expenses
Website expenses	-	-	600
Consultancy fees	-	-	24,140
General and administrative expenses	5,371	-	9,092
Professional fees	2,630	-	13,645
Total Operating Expenses	8,001	-	47,477

Net Loss from Operations before other Income (Expense)	(8,001)	-	(47,477)
Other Income (Expense)
Interest expense	(168)	-	(419)
Net Income (Loss) Before Provision for Income Taxes	$(8,169)	$-	$(47,896)
Provision for Income Taxes	-	-	-
Net Loss	$(8,169)	$-	$(47,896)

Net Loss Per Share: Basic and Diluted	$(0.00)	$-

Weighted Average Number of Shares Outstanding:
Basic and Diluted	27,833,333	24,140,000

The accompanying notes are an integral part of the financial statements.

REDFIELD VENTURES, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND MARCH 31, 2013
FOR THE PERIOD FROM JANUARY 27, 2012 (INCEPTION) TO MARCH 31, 2012

	Common stock		Additional paid-in	Subscription Payment	Deficit accumulated during the development	Total
	Shares	Amount	Capital	Receivable	Stage	(Unaudited)
Inception, January 27, 2012	-	$-	$-	$-	$-	$-
Founders Shares issued January 27, 2012 as compensation for services	24,140,000	24,140	-	-	-	24,140
Net loss for the period January 27, 2012 through March 31, 2012	-	-	-	-	-	-
Balance, March 31, 2012	24,140,000	24,140	0	0	0	24,140
Shares issued for cash at $0.001 per share	360,000	360	-	-	-	360
Net loss for the period April 1, 2012 through December 31, 2012	-	-	-	-	(39,727)	(39,727)
Balance, December 31, 2012	24,500,000	24,500	0	0	(39,727)	(15,227)
Shares issued for cash at $0.01 per share	5,000,000	5,000	45,000	(38,050)	-	11,950
Net loss for the first quarter January 1, 2013 through March 31, 2013	-	-	-	-	(8,169)	(8,169)
Balance, March 31, 2013	29,500,000	$29,500	$45,000	$(38,050)	$(47,896)	$(11,446)

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

(A) Net Loss	$(8,169)
(B) Weighted Average Common Shares Outstanding - Basic	27,833,333
Basic income (loss) per share: (A)÷(B)	$(0.000)

Equivalents
Stock Options	-
Warrants	-
Convertible notes	-

Weighted Average Common Shares Outstanding - Diluted	27,833,333

The Company incurred Net Loss of $8,169 for the quarter ended March 31, 2013 and based on the Weighted Average Number of Shares Outstanding of 27,833,333 the Basic income (loss) per shares is $(0.000) as per computation above.

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

During the period ended March 31, 2013 the Company sold 5,000,000 shares of common stock at $0.01 per share pursuant to the Initial Offering under the Form S-1 Registration Statement effective on December 19, 2012. Payment for 3,805,000 shares amounting to $38,050 have not been received.

The Company has 29,500,000 shares of common stock issued and outstanding as of March 31, 2013.

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

The following shares were issued for services rendered in the development of the business and its business plan and all these shares were arbitrarily valued at $0.001 par value on January 27, 2012:-

●
The Company issued 1,140,000 shares valued at $1,140.00 to Lee Chee Thing for services rendered at fair market value on January 27, 2012 in reviewing the company’s business plan. This shareholder purchased additional 275,000 shares on February 15, 2013 at $0.01 per share pursuant to the Initial Offering under the Form S-1 Registration Statement effective on December 19, 2012. This shareholder  is not an employee.

●
The Company issued 1,000,000 shares valued at $1,000.00 to Mazlan Masrun for services rendered at fair market value on January 27, 2012 in developing the company’s business plan. This shareholder purchased additional 375,000 shares on February 15, 2013 at $0.01 per share pursuant to the Initial Offering under the Form S-1 Registration Statement effective on December 19, 2012. This shareholder is not an employee.

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

Note 9 – Subsequent events

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to March 31, 2013 to the date these financial statements were submitted to the Securities and Exchange Commission and has determined that it does not have any material subsequent events to disclose in these financial statements other than the following:-

▪
On April 15, 2013, the Company has entered into a letter of intent to provide market research services for a client and the management believes that the Company is expected to generate revenues during the period ended June 30, 2013. However, there can be no assurance that the Company will be successful in this transaction.

▪
During the period ended June 30, 2013 the Company received subscription payments amounting to $38,050 for 3,805,000 shares of common stock sold at $0.01 per share pursuant to the Initial Offering of 5,000,000 shares of common stock under the Form S-1 Registration Statement effective on December 19, 2012.

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

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 9, 2013.

REDFIELD VENTURES, INC.
REGISTRANT

By: /s/ Long Nguyen
Long Nguyen
Chief Executive Officer and
Principal Accounting Officer