Form 10-Q
period 2013-06-30
Redfield Ventures, Inc
filed 2013-08-08
CIK 1554300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period Ended June 30, 2013

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There are 29,500,000 common shares issued and outstanding as of June 30, 2013.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements:

	Balance Sheets at June 30, 2013 (Unaudited) and December 31, 2012 (audited)	3

	StStatements of Operations for the Three and Six Months Ended June 30, 2013 (Unaudited), June 30, 2012 (Unaudited) and January 27 (inception) to June 30, 2013	4

	StStatements of Changes in Stockholders’ Equity for the period from January 27 (inception) to June 30, 2013 (Unaudited)	5

	StStatements of Cash Flows for the Six Months Ended June 30, 2013 (Unaudited), June 30, 2012 (Unaudited) and January 27 (inception) to June 30, 2013	6

	Notes to Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4.	Controls and Procedures	19

REDFIELD VENTURES, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$148	$389
Prepaid Expenses	24,850	0
Total Assets	$24,998	$389
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$7,890	$8,665
Accrued Interest payable	595	251
Deposits received	12795	100
Notes payable – current	7,135	6,600
Long-Term Liabilities
	-	-
Total Liabilities	$28,415	$15,616
Stockholders’ Deficit
Common stock, par value $0.001; 200,000,000 shares authorized;
29,500,000 at 6/30/13 and 24,500,000 at 12/31/12 shares issued and outstanding, respectively	29,500	24,500
Paid in Capital	45,000	0
Stock subscriptions receivable	0	0
Deficit accumulated during the development stage	(77,918)	(39,727)
Total Stockholders’ Deficit	(3,418)	(15,227)

Total Liabilities and Stockholders’ Deficit	$24,998	$389

The accompanying notes are an integral part of the financial statements.

REDFIELD VENTURES, INC.
 (A Development Stage Company)
STATEMENTS OF OPERATIONS

					For the period
					from January 27
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	2012 (Inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$	$	$-	$-	$-

Operating Expenses
Website expenses	-	500	-	500	600
Consultancy fees	5,000	24,140	5,000	24,140	29,140
General and administrative expenses	22,845	86	28,216	86	31,937
Professional fees	2,000	1500	4,630	1500	15,645
Total Operating Expenses	29,845	26,226	37,846	26,226	77,322

Net Loss from Operations before other Income (Expense)	(29,845)	(26,226)	(37,846)	(26,226)	(77,322)
Other Income (Expense)
Interest expense	(176)	(4)	(344)	(4)	(595)
Net Income (Loss) Before Provision for Income Taxes	(30,022)	(26,230)	$(38,191)	$(26,230)	$(77,918)
Provision for Income Taxes	-	0	-	0	-
Net Loss	(30,022)	(26,230)	$(38,191)	$(26,230)	$(77,918)

Net Loss Per Share: Basic and Diluted	$(0.00)	(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding:
Basic and Diluted	29,500,000	24,500,000	29,294,167	24,500,000

The accompanying notes are an integral part of the financial statements.

REDFIELD VENTURES, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND
FOR THE PERIOD FROM JANUARY 27, 2012 (INCEPTION) TO JUNE 30, 2013

	Common stock		Additional paid-in	Deficit accumulated during the development	Total
	Shares	Amount	Capital	Stage	(Unaudited)
Inception, January 27, 2012	-	$-	$-	$-	$-
Founders Shares issued January 27, 2012 as compensation for services	24,140,000	24,140	-	-	24,140
Net loss for the period January 27, 2012 through March 31, 2012	-	-	-	-	-
Balance, March 31, 2012	24,140,000	24,140	-	-	24,140
Shares issued for cash at $0.001 per share	360,000	360	-	-	360
Net loss for the period April 1, 2012 through December 31, 2012	-	-	-	(39,727)	(39,727)
Balance, December 31, 2012	24,500,000	24,500	-	(39,727)	(15,227)
Shares issued for cash at $0.01 per share	5,000,000	5,000	45,000	-	50,000
Net loss for the first and second quarter through June 30, 2013	-	-	-	(38,191)	(38,191)
Balance, June 30, 2013	29,500,000	$29,500	$45,000	$(77,918)	$(3,418)

The accompanying notes are an integral part of the financial statements.

REDFIELD VENTURES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Six Months Ended June 30	Six Months Ended June 30	For the Period from January 27 2012 (Inception) to June 30
	2013	2012	2012
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss for the period	$(38,191)	$(26,230)	$(77,918)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Stock issued as compensation for services	-	24,140	24,140
Changes in assets and liabilities:
Decrease (Increase) in prepaid expenses	(24,850)	0	(24,850)
Increase (decrease) in accrued expenses	(775)	1,504	7,958
Increase (decrease) in deposits	12,695	100	12,795
Increase (decrease) in accrued interest payable	344	-	527
Net Cash used in Operating Activities	(50,776)	(486)	(57,347)
Cash flows from Investing Activities
	-	-	-
Net Cash Used in Investing Activities	-	-	-
Cash flows from Financing Activities
Proceeds from sale of common stock	50,000	360	50,360
Notes payable	535	1,000	7,135
Net Cash provided by Financing Activities	50,535	1,360	57,495
Net Increase (Decrease) in Cash	(241)	874	148
Cash and cash equivalents, beginning of period	389	-	-
Cash, end of period	148	874	148

Supplemental Cash Flows Information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.

Fair value of financial instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying balance sheet at June 30, 2013.

REDFIELD VENTURES, INC.
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

Note 1 – Organization and summary of significant accounting principles (continued)

Revenue recognition

Revenue is recognized on an accrual basis after services have been performed under contract terms, the service price to the client is fixed or determinable, and collectability is reasonably assured.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2013.

(A) Net Loss	$(30,022)
(B) Weighted Average Common Shares Outstanding – Basic	29,294,167
Basic income (loss) per share: (A)÷(B)	$(0.000)

Equivalents
Stock Options	-
Warrants	-
Convertible notes	-

Weighted Average Common Shares Outstanding – Diluted	29,294,167

The Company incurred Net Loss of $30,022 for the six months ended June 30, 2013 and based on the Weighted Average Number of Shares Outstanding of 29,294,167 the Basic income (loss) per shares is $(0.000) as per computation above.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the period ended June 30, 2013 since inception.

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

There are no other new accounting pronouncements adopted or enacted during the three months ended June 30, 2013 that had, or are expected to have, a material impact on our financial statements.

Concentration of Credit Risk

The Company maintains its cash and cash equivalents in bank deposit accounts, which, at times may exceed federally insured limits.  The Company has not experienced any losses in such accounts.  Management believes the Company is not exposed to any significant credit risk related to cash and cash equivalents.

Note 2 –Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  As noted above, the Company is in the development stage and, accordingly, has not yet generated significant revenues from operations.  The Company has incurred losses since inception resulting in an accumulated deficit of $77,918 as of June 30, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues.  The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Note 3 –Income Taxes

As of June 30, 2013, the Company had net operating loss carry forwards of approximately $77,918 that may be available to reduce future years’ taxable income in varying amounts through 2030. In accordance with FASB ASC740 “Income Taxes”. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

REDFIELD VENTURES, INC.
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

The provision for Federal income tax consists of the following:

	June 30, 2013	December 31, 2012
Refundable Federal income tax attributable to:
Current Operations	$(26,492)	$(13,507)
Change: valuation allowance	26,492	13,507
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	June 30, 2013	December 31, 2012
Deferred tax asset attributable to:
Net operating loss carryover	$77,918	$39,727
Less: valuation allowance	(77,918)	(39,727)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of Section 382 of the Internal Revenue Code and Tax Reform Act of 1986, net operating loss carry forwards of $77,918 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occurs, the net operating loss carry forwards may be limited as to use in future years.

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

During the period ended March 31, 2013 the Company sold 5,000,000 shares of common stock at $0.01 per share pursuant to the Initial Offering under the Form S-1 Registration Statement effective on December 19, 2012. All the proceeds from the offering have been received during the period ended June 30, 2013.

The Company has 29,500,000 shares of common stock issued and outstanding as of June 30, 2013.

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

Date received loans	Amount	Repayment dates
June 15, 2012	1,000.00	June 30, 2012
July 20, 2012	1,600.00	July 30, 2012
August 20, 2012	3,000.00	August 30, 2012
October 25, 2012	1,000.00	October 30, 2012
January 4, 2013	70.00	January 31, 2013
April 15, 2012	465.00	April 30, 2013

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

Note 9 – Subsequent events

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to June 30, 2013 to the date these financial statements were submitted to the Securities and Exchange Commission and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

In this filing references to “Company,” “we,” “our,” and/or “us,” refers to Redfield Ventures, Inc.

Introduction

As a company in an early development stage, our ability to proceed with our plan of operation has been hindered by the present state of the United States and Global economies. At the end of our period ended June 30, 2013 we had limited cash available and we have secured no sources of loans from financial institutions and we had no revenues since inception until the period ended June 30, 2013. Our assets consist of checking account balances of $148.00 and prepaid expenses of $24,850.00 as of June 30, 2013.

For the quarter ended June 30, 2013 we had a net loss of $30,022 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next nine months of the fiscal year with existing cash on hand and loans from directors and/or shareholders.

Our registration statement filing became effective on December 19, 2012 and our partially completed website has attracted several service enquiries as well as entering into a letter of intent with a new client during the period ended June 30, 2013.

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

Employees

As of June 30, 2013, we had two employees, Long Nguyen, President and CEO and Khoo Hsiang Hua, Secretary. As the Company’s officer and director, Mr. Nguyen devotes such time as he believes is required to the Company. None of the company’s employees were, nor are they now represented by a collective bargaining arrangement.

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

Results of Operations for the six months ended June 30, 2013 and June 30, 2012 and from January 27, 2012 (Inception) to June 30, 2013.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Quarterly Report.

Operating Expenses

Operating expenses during the six months ended June 30, 2013 totaled $29,845 compared to $26,226 for the three months ended June 30, 2012. Operating expenses increased due to increased costs for general and administrative expenses as well as professional fees.

Net Loss

Net loss during the three months ended June 30, 2013 totaled $30,022 compared to $26,230 for the three months ended June 30, 2012.

Liquidity and Capital Resources

The Company had $148 and $874 of cash as of June 30, 2013 and June 30, 2012, respectively.

Net cash used in operating activities was $25,926 for the six months ended June 30, 2013, compared to $486 for the same period in 2012. The cash used in operating activities is primarily attributable the net loss.

Net cash used in investing activities was $24,850 for the six months ended June 30, 2013, compared to $0 for the same period in 2012. The cash used in investing activities is for website development.

Net cash provided by financing activities during the six months ended June 30, 2013, was $50,535 compared to $1,360 for the six months ended June 30, 2012.

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

We had current assets at March 31, 2013 of $24,998 including cash of $148. We will be reliant upon shareholder loans, private placements or public offerings of equity to fund any kind of operations. We have secured no sources of loans. We had negative cash flow from operations and no revenues during the period ended June 30, 2013.

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

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of the chief executive officer and secretary, has evaluated the effectiveness of our internal control over financial reporting as of June 30, 2013 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that, as of June 30, 2013, our internal control over financial reporting were effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Item 5.       Other Information.

Security Ownership of Certain Beneficial Owners.

The following table sets forth, as the period ended June 30, 2013, the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares.  The officers and directors currently own 20,000,000 common shares.   The table also reflects the percentage of ownership pursuant to the 5,000,000 shares offering closed on February 15, 2013. The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares.

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

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 6, 2013.

REDFIELD VENTURES, INC.
REGISTRANT

By: /s/ Long Nguyen
Long Nguyen
Chief Executive Officer and
Principal Accounting Officer