Form 10-Q
period 2013-09-30
Redfield Ventures, Inc
filed 2013-11-08
CIK 1554300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period Ended September 30, 2013

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  There are 29,500,000 common shares issued and outstanding as of September 30, 2013.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements:

	Balance Sheets at September 30, 2013 (Unaudited) and December 31, 2012 (audited)	3

	St Statements of Operations for the Three and Nine Months Ended September 30, 2013 (Unaudited), September 30, 2012 (Unaudited) and January 27 (inception) to September 30, 2013	4

	St Statements of Changes in Stockholders’ Equity for the period from January 27 (inception) to September 30, 2013 (Unaudited)	5

	St Statements of Cash Flows for the Nine Months Ended September 30, 2013 (Unaudited), September 30, 2012 (Unaudited) and January 27 (inception) to September 30, 2013	6

	Notes to Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4.	Controls and Procedures	19

REDFIELD VENTURES, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$240	$389
Prepaid Expenses	26,850	0
Total Assets	$27,090	$389
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$9,301	$8,665
Accrued Interest payable	916	251
Deposits received	12,795	100
Notes payable – current	23,785	6,600
Long-Term Liabilities
	-	-
Total Liabilities	$46,797	$15,616
Stockholders’ Deficit
Common stock, par value $0.001; 200,000,000 shares authorized;
29,500,000 at 9/30/13 and 24,500,000 at 12/31/12 shares issued and outstanding, respectively	29,500	24,500
Paid in Capital	45,000	0
Stock subscriptions receivable	0	0
Deficit accumulated during the development stage	(94,208)	(39,727)
Total Stockholders’ Deficit	(19,708)	(15,227)

Total Liabilities and Stockholders’ Deficit	$27,090	$389

The accompanying notes are an integral part of the financial statements.

REDFIELD VENTURES, INC.
 (A Development Stage Company)
STATEMENTS OF OPERATIONS

					For the period
					from January 27
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	2012 (Inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$5,500	$	$5,500	$-	$5,500

Operating Expenses
Website expenses	-	100	-	600	600
Consultancy fees	-	-	5,000	24,140	29,140
General and administrative expenses	14,469	1,722	42,685	1,808	46,606
Professional fees	7,000	4,515	11,630	6,015	22,645
Total Operating Expenses	21,469	6,337	59,315	32,563	98,791

Net Loss from Operations before other Income (Expense)	(15,969)	(6,337)	(53,815)	(32,563)	(93,291)
Other Income (Expense)
Interest expense	(321)	(64)	(665)	(68)	(916)
Net Income (Loss) Before Provision for Income Taxes	(16,290)	(6.401)	$(54,481)	$(32,631)	$(94,208)
Provision for Income Taxes	-	-	-	0	-
Net Loss	(16,290)	(6,401)	$(54,481)	$(32,631)	$(94,208)

Net Loss Per Share: Basic and Diluted	$(0.00)	(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding:
Basic and Diluted	29,500,000	24,500,000	29,362,778	24,500,000

The accompanying notes are an integral part of the financial statements.

REDFIELD VENTURES, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND
FOR THE PERIOD FROM JANUARY 27, 2012 (INCEPTION) TO SEPTEMBER 30, 2013

	Common stock		Additional paid-in	Deficit accumulated during the development	Total
	Shares	Amount	Capital	Stage	(Unaudited)
Inception, January 27, 2012	-	$-	$-	$-	$-
Founders Shares issued January 27, 2012 as compensation for services	24,140,000	24,140	-	-	24,140
Net loss for the period January 27, 2012 through March 31, 2012	-	-	-	-	-
Balance, March 31, 2012	24,140,000	24,140	-	-	24,140
Shares issued for cash at $0.001 per share	360,000	360	-	-	360
Net loss for the period April 1, 2012 through December 31, 2012	-	-	-	(39,727)	(39,727)
Balance, December 31, 2012	24,500,000	24,500	-	(39,727)	(15,227)
Shares issued for cash at $0.01 per share	5,000,000	5,000	45,000	-	50,000
Net loss for the first, second and third quarter through September 30, 2013	-	-	-	(54,481)	(54,481)
Balance, September 30, 2013	29,500,000	$29,500	$45,000	$(94,208)	$(19,708)

The accompanying notes are an integral part of the financial statements.

REDFIELD VENTURES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30	Nine Months Ended September 30	For the Period from January 27 2012 (Inception) to September 30
	2013	2012	2012
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss for the period	$(54,481)	$(32,631)	$(94,208)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Stock issued as compensation for services	-	24,140	24,140
Changes in assets and liabilities:
Decrease (Increase) in prepaid expenses	(26,850)	-	(26,850)
Increase (decrease) in accrued expenses	636	2,839	9,369
Increase (decrease) in deposits	12,695	100	12,795
Increase (decrease) in accrued interest payable	665	-	848
Net Cash used in Operating Activities	(67,335)	(5,552)	(73,905)
Cash flows from Investing Activities
	-	-	-
Net Cash Used in Investing Activities	-	-	-
Cash flows from Financing Activities
Proceeds from sale of common stock	50,000	360	50,360
Notes payable	17,185	5,600	23,785
Net Cash provided by Financing Activities	67,185	5,960	74,145
Net Increase (Decrease) in Cash	(150)	408	240
Cash and cash equivalents, beginning of period	389	-	-
Cash, end of period	240	408	240

Supplemental Cash Flows Information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

Fair value of financial instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying balance sheet at September 30, 2013.

REDFIELD VENTURES, INC.
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

Note 1 – Organization and summary of significant accounting principles (continued)

Revenue recognition

Revenue is recognized on an accrual basis after services have been performed under contract terms, the service price to the client is fixed or determinable, and collectability is reasonably assured.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2013.

(A) Net Loss	$(54,481)
(B) Weighted Average Common Shares Outstanding – Basic	29,362,778
Basic income (loss) per share: (A)÷(B)	$(0.000)

Equivalents
Stock Options	-
Warrants	-
Convertible notes	-

Weighted Average Common Shares Outstanding – Diluted	29,362,778

The Company incurred Net Loss of $54,481 for the nine months ended September 30, 2013 and based on the Weighted Average Number of Shares Outstanding of 29,362,778 the Basic income (loss) per shares is $(0.000) as per computation above.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the period ended September 30, 2013 since inception.

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

There are no other new accounting pronouncements adopted or enacted during the three months ended September 30, 2013 that had, or are expected to have, a material impact on our financial statements.

Concentration of Credit Risk

The Company maintains its cash and cash equivalents in bank deposit accounts, which, at times may exceed federally insured limits.  The Company has not experienced any losses in such accounts.  Management believes the Company is not exposed to any significant credit risk related to cash and cash equivalents.

Note 2 –Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  As noted above, the Company is in the development stage and, accordingly, has not yet generated significant revenues from operations.  The Company has incurred losses since inception resulting in an accumulated deficit of $94,208 as of September 30, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues.  The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Note 3 –Income Taxes

As of September 30, 2013, the Company had net operating loss carry forwards of approximately $94,208 that may be available to reduce future years’ taxable income in varying amounts through 2030. In accordance with FASB ASC740 “Income Taxes”. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

REDFIELD VENTURES, INC.
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

The provision for Federal income tax consists of the following:

	September 30, 2013	December 31, 2012
Refundable Federal income tax attributable to:
Current Operations	$(32,030)	$(13,507)
Change: valuation allowance	32,030	13,507
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	September 30, 2013	December 31, 2012
Deferred tax asset attributable to:
Net operating loss carryover	$94,208	$39,727
Less: valuation allowance	(94,208)	(39,727)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of Section 382 of the Internal Revenue Code and Tax Reform Act of 1986, net operating loss carry forwards of $94,208 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occurs, the net operating loss carry forwards may be limited as to use in future years.

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

During the period ended March 31, 2013 the Company sold 5,000,000 shares of common stock at $0.01 per share pursuant to the Initial Offering under the Form S-1 Registration Statement effective on December 19, 2012 and all of the proceeds from the offering have been received.

The Company has 29,500,000 shares of common stock issued and outstanding as of September 30, 2013.

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

Date received loans	Amount	Repayment dates
June 15, 2012	1,000.00	June 30, 2012
July 20, 2012	1,600.00	July 30, 2012
August 20, 2012	3,000.00	August 30, 2012
October 25, 2012	1,000.00	October 30, 2012
January 4, 2013	70.00	January 31, 2013
April 15, 2012	465.00	April 30, 2013

Date received loans	Amount	Repayment dates
June 15, 2012	1,000.00	June 30, 2012
July 20, 2012	1,600.00	July 30, 2012
August 20, 2012	3,000.00	August 30, 2012
October 25, 2012	1,000.00	October 30, 2012
January 4, 2013	70.00	January 31, 2013
April 15, 2013	465.00	April 30, 2013
July 9, 2013	750.00	July 30, 2013
August 28, 2013	5,500.00	September 30, 2013
September 4, 2013	10,400.00	September 30, 2013

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

Note 9 – Subsequent events

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to September 30, 2013 to the date these financial statements were submitted to the Securities and Exchange Commission and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

In this filing references to “Company,” “we,” “our,” and/or “us,” refers to Redfield Ventures, Inc.

Introduction

As a company in an early development stage, our ability to proceed with our plan of operation has been hindered by the present state of the United States and Global economies. At the end of our period ended September 30, 2013 we had limited cash available and we have secured no sources of loans from financial institutions and we only had $5,500 revenues since inception until the period ended September 30, 2013. Our assets consist of checking account balances of $240.00 and prepaid expenses of $26,850.00 as of September 30, 2013.

For the quarter ended September 30, 2013 we had a net loss of $16,290 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next three months of the fiscal year with existing cash on hand and loans from directors and/or shareholders.

Our registration statement filing became effective on December 19, 2012 and our partially completed website has attracted several service enquiries as well as entering into letter of intents during the nine months period ended September 30, 2013.

Plan of Operation

We have no plans to change our planned business activities or to combine with another business, and we are not aware of any events or circumstances that might cause these plans to change. On a short-term basis, we have only generated $5,500 revenues to cover operations and we may have insufficient revenue to satisfy current and recurring liabilities as we continue to build the business. For short term needs we will be dependent on receipt, if any, of public offering proceeds and loans from directors and/or shareholders.

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

Employees

As of September 30, 2013, we had two employees, Long Nguyen, President and CEO and Khoo Hsiang Hua, Secretary. As the Company’s officer and director, Mr. Nguyen devotes such time as he believes is required to the Company. None of the company’s employees were, nor are they now represented by a collective bargaining arrangement.

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

Results of Operations for the nine months ended September 30, 2013 and September 30, 2012 and from January 27, 2012 (Inception) to September 30, 2013.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Quarterly Report.

Operating Expenses

Operating expenses during the six months ended September 30, 2013 totaled $21,469 compared to $6,337 for the three months ended September 30, 2012. Operating expenses increased due to increased costs for general and administrative expenses as well as professional fees.

Net Loss

Net loss during the three months ended September 30, 2013 totaled $16,290 compared to $6,401for the three months ended September 30, 2012.

Liquidity and Capital Resources

The Company had $240 and $408 of cash as of September 30, 2013 and September 30, 2012, respectively.

Net cash used in operating activities was $67,335 for the nine months ended September 30, 2013, compared to $5,552 for the same period in 2012. The cash used in operating activities is primarily attributable the net loss.

Net cash used in investing activities for the nine months ended September 30, 2013 and the same period in 2012 is $0.

Net cash provided by financing activities during the nine months ended September 30, 2013, was $67,185 compared to $5,960 for the nine months ended September 30, 2012.

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

We had assets at September 30, 2013 of $27,090 including cash of $240. We will be reliant upon shareholder loans, private placements or public offerings of equity to fund any kind of operations. We have secured no sources of loans. We had negative cash flow from operations during the period ended September 30, 2013.

SHORT TERM

On a short-term basis, we have generated $5,500 revenues to cover operations. We will have insufficient revenue to satisfy current and recurring liabilities as we continue to build the business. For short term needs we will be dependent on receipt, if any, of insider loans, public offering or private placement proceeds.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and secretary, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of September 30, 2013 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of the chief executive officer and secretary, has evaluated the effectiveness of our internal control over financial reporting as of September 30, 2013 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that, as of September 30, 2013, our internal control over financial reporting were effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Item 5.       Other Information.

Security Ownership of Certain Beneficial Owners.

The following table sets forth, as the period ended September 30, 2013, the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares.  The officers and directors currently own 20,000,000 common shares. The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares.

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

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 8, 2013.

REDFIELD VENTURES, INC.
REGISTRANT

By:	/s/ Long Nguyen
Long Nguyen
Chief Executive Officer and
Principal Accounting Officer