Form 10-K
period 2013-12-31
Redfield Ventures, Inc
filed 2014-03-18
CIK 1554300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There are 29,500,000 common shares issued and outstanding as of December 31, 2013.

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

(a)  General Business Development

Redfield Ventures, Inc. (hereinafter RFIE) is a development stage company incorporated in the State of Nevada on January 27, 2012.

As of December 31, 2013, 200,000,000 shares of common stock were authorized at $0.001 par value. As of December 31, 2013 there were 29,500,000 shares of common stock issued and outstanding. There have been no other sales or issuance of any securities in the fiscal year ending December 31, 2013, for RFIE.

Our President and CEO Mr. Long Nguyen is the holder of 20,000,000 shares of outstanding common stock or approximately 67.8% of the issued and outstanding shares of common stock as consideration for his expertise and his business concept of establishing RFIE, and his serving on the Board of Directors, and assuming the liability of being an officer and director of a reporting Company.

Redfield Ventures, Inc. was established as a marketing research service provider and is currently looking for merger and acquisition opportunities. At this time, RFIE’s general plan of operation is to provide marketing research services to small and medium-sized enterprises (“SMEs”) which seeks to enhance their marketing management strategies so as to strengthen and enhance business growth and development. RFIE offers value added services of collaborative networking opportunities to through its website deal flow services where projects and business opportunities are listed and made available to new and existing clients. Since our inception, we have not engaged in significant operations, nor have we had any revenues.

The fiscal year ending December 31, 2013 continued to be a challenging environment for the global business in general with most nations going through economic struggles, and participants in the markets have substantially curtailed investments in business expansions which affects the marketing research services industry. As a result, we face substantial liquidity and going concern risk in the near-term.

For the year ending December 31, 2013 we incurred a net loss of $61,298 since inception on January 27, 2012. With an accumulated deficit at the end of December 31, 2013 of $61,298, our auditor has indicated that there is substantial doubt about our ability to continue as a going concern. Furthermore, we have not generated any revenues for the year ended December 31, 2013.

(b)  Our Business

Redfield Ventures, Inc is currently operating as a marketing research services provider and services covered include product research, consumer research, packaging research, and pricing research. Marketing research services are widely used by manufacturers, exporters, distributors and service organizations and our services also include collection of information about competitors so that companies can use this information in decision making as well as to fight competition.  Our mission at this time is to become an established marketing research service provider and the primary objective of our marketing research services is to assist companies in developing production and marketing policies such as introducing new products in the market or to identify new markets.

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

Assuming the consensus surrounding these factors is accurate, the convergence of such factors above may result in substantial increase in the number of clients in the 2014 fiscal year for RFIE.

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

RFIE is focused on providing clients the core set of market research information they need in order to become successful or simply to overcome challenges. A client may benefit from our value added services by leveraging on our associates in their market development initiatives so as to achieve a cost effective growth and marketing strategy.

The overriding rationale for RFIE in maintaining the core competencies in market research and market development is to continue offering the services and advice until it translates into success for our clients. This success will serve to strengthen our relationship with them and enable us to provide additional services. We intend to use our significant marketing, managerial, and operating experience as well as industry knowledge to assist senior management teams of our client companies in terms of market research and market development.

Employees

As of December 31, 2013, we had two employees, Long Nguyen, President and CEO and Khoo Hsiang Hua, Secretary. As the Company’s officer and director, Mr. Nguyen devotes such time as he believes is required to the Company. None of the company’s employees were, nor are they now represented by a collective bargaining arrangement.

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

FACTORS THAT MAY AFFECT OUR PLAN OF OPERATION

An active trading market in our securities may not develop or, if developed, may not be sustained and you may not be able to sell shares of our common stock

Although the shares of our common stock is currently quoted on the Over the Counter Bulletin Board (“OTC Bulletin Board”) and traded under ticker symbol “RFIE”, an active trading market in our securities may not develop or, if developed, may not be sustained and investors may not be able to sell shares of our common stock.

We are a development stage company incorporated in January 27, 2012 and we have no operating history, which makes an evaluation of our company extremely difficult.

RFIE is a Nevada Corporation established in January 27, 2012. Since inception, we have not generated any revenues from operations and we have been focused on organizational development and administrative activities. Our operating activities during this period consisted primarily of developing contacts for our consulting services as well as the development of our website www.redfieldventures.com. There is no basis at this time to assume that our business operations will prove to be successful or if we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our services, and our ability to attract and maintain key management and employees.

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

RFIE faces competition from larger and established firms with significantly more resources than we do.  Our competitors are established and recognized market research firms with branches and local representative offices at major cities around the world. Our competitors are able to provide cross border market research services and they may be able to provider a wider array of services all over the globe than we are able to due to our size.

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

RFIE is not a party to unresolved Staff Comments.

ITEM 2.	DESCRIPTION OF PROPERTY.

We do not lease or rent any property. Our executive offices are located at 244 Fifth Ave Ste 1563, New York, NY 10001 and we have another office at 4465 38th street, San Diego, CA 92116. Both our office space and related services are provided at no charge by Mr Long Nguyen, our President and CEO.

ITEM 3.	LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no submissions for stockholders vote during the fiscal year ended December 31, 2013.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

Our Common Stock is currently quoted and traded on the Over the Counter Bulletin Board (“OTC Bulletin Board”) and traded under ticker symbol “RFIE”.

(b) Holders of Common Stock

As of December 31, 2013, we had approximately 47 stockholders on record of the 29,500,000 shares outstanding.

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

Equity Compensation Plans Information

During the fiscal year ended December 31, 2013, the Company did not issue any equity compensations.

Recent Sales of Unregistered Securities

There were no recent sales of unregistered securities other than the private placement completed in June 27, 2012 where 360,000 shares of our common stock were issued to 36 investors at $0.001 per share for an aggregate purchase price of $360. These 360,000 shares were issued in reliance on the safe harbor provided by Regulation D Rule 504 promulgated under Section 3(b) of the Securities Act of 1933, as amended.  These stockholders who received the securities representations that (a) the stockholder is acquiring the securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (b) the stockholder agrees not to sell or otherwise transfer the purchased shares unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (c) the stockholder has knowledge and experience in financial and business matters such that he, she or it is capable of evaluating the merits and risks of an investment in us, (d) the stockholder had access to all of our documents, records, and books pertaining to the investment and was provided the opportunity to ask questions and receive answers regarding the terms and conditions of the offering and to obtain any additional information which we possessed or were able to acquire without unreasonable effort and expense, and (e) the stockholder has no need for the liquidity in its investment in us and could afford the complete loss of such investment. Our management made the determination that the investors in instances where we relied on Regulation D are accredited investors (as defined in Regulation D) based upon our management’s inquiry into their sophistication and net worth. In addition, there was no general solicitation or advertising for securities issued in reliance upon Regulation D.

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, as defined by Rule 229.10(f)(1), RFIE is not required to provide a summary of selected consolidated financial data.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As a company in an early development stage, our ability to proceed with our plan of operation has been hindered by the present state of the United States and Global economies. At the end of our fiscal year ended December 31, 2013 we had limited cash available and we have secured no sources of loans from financial institutions and we had no revenues since inception until the year ended December 31, 2013. Our assets consist of $125.00 in cash and cash equivalents and prepaid expenses totaling $29,561 as of December 31, 2013.

For the fiscal year ended December 31, 2013 we had a net loss of $61,298 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or shareholders.

Plan of Operation

We are currently looking for merger and acquisition opportunities. However, there can be no assurance that we can successfully enter into any merger and acquisition transactions. We have generated no revenues to cover operations and we may have insufficient revenue to satisfy current and recurring liabilities as we continue to build the business. For short term needs we will be dependent on receipt, of loans from directors and/or shareholders.

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

We are currently promoting our Marketing Research services including product research, consumer research, packaging research, and pricing research to companies throughout the United States and other countries through our website www.redfieldventures.com

Off-Balance Sheet Arrangements

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

As a smaller reporting company, as defined by Rule 229.10(f)(1), RFIE is not required to provide quantitative and qualitative disclosures about market risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Financial Statements and accompanying footnotes for our full financial information and disclosures, beginning on page F-1.

As a smaller reporting company as defined by Rule 229.10, RFIE is not required to provide the supplementary financial date as required by this item.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

RFIE has had no changes in and no disagreements with accountants on accounting and financial disclosures.

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

Our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that there was no material weakness in our internal controls over financial reporting, and accordingly, our controls are effective.

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

Changes in Internal Control over Financial Reporting

There were no significant changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended December 31, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

RFIE has no “Other Information” disclosure.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The members of our board of directors serve for one year terms and are elected at the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the board of directors. Information as to our current director and executive officer is as follows:

Name	Age	Title	First Elected	Term Expires
Long Nguyen	33	Chairman, CEO, President	1/27/2012	1/27/2014
Khoo Hsiang Hua	38	Secretary	1/27/2012	1/27/2014

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

We have adopted a corporate code of ethics and business conduct that applies to our executive officers and we have decided to adopt the code of ethics and business conduct even though we only have two officers in the management for the Company as we believe that it is a good practice ahead of our growth and expansion plans for RFIE.

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

1.
whether the nominee has the personal attributes for successful service on the Board, such as demonstrated character and integrity; experience at a strategy/policy setting level; managerial experience dealing with complex problems; an ability to work effectively with others; and sufficient time to devote to the affairs of RFIE;

2.
whether the nominee has been the chief executive officer or senior executive of a public company or a leader of a similar organization, including industry groups, universities or governmental organizations;

3.
whether the nominee, by virtue of particular experience, technical expertise or specialized skills or contacts relevant to RFIE’s current or future business, will add specific value as a Board member; and

4.	whether there are any other factors related to the ability and willingness of a new nominee to serve, or an existing Board member to continue his service.

The Board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for Board membership. Rather the Board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the Board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a director. For the fiscal year ending December 31, 2013, RFIE received no recommendation for Directors from its stockholders.

RFIE will consider for inclusion in its nominations of new Board of Director nominees proposed by stockholders who have held at least 1% of the outstanding voting securities of RFIE for at least one year. Board candidates referred by such stockholders will be considered on the same basis as Board candidates referred from other sources. Any stockholder who wishes to recommend for RFIE’s consideration a prospective nominee to serve on the Board of Directors may do so by giving the candidate’s name and qualifications in writing to RFIE’s at the following address: 244 Fifth Ave Ste #1563, New York, NY 10001.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during the year ended December 31, 2013 no insider was late in filing of a Form 3, Form 4, or Form 5 under Section 16(a)(2) of the Exchange Act.

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

Summary Compensation

At this time there is no compensation being offered to any of the Officers/Directors

Stock and Option Awards

There have been no stock options or awards offered to any of the Officers/Directors for the fiscal year 2013.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements:

There are no employment contracts existing between the registrant and any executive officers.

Report On Repricing Of Options/SARS:

At no time during the last completed fiscal year, did the RFIE offer Options/SARs, whether through amendment, cancellation or replacement grants, or any other means (“repriced”) to its directors.

Long Nguyen, our President and CEO performs function equivalent to a “Compensation Committee,” and as such, has at no time during the last completed fiscal year, offer Options/SARs, whether through amendment, cancellation or replacement grants, or any other means (“repriced”) to RFIE directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Management

The following table sets forth, as the fiscal year ended December 31, 2013, the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares.  The officers and directors currently own 20,000,000 common shares. The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares.

	Percent of	Number of
	Voting	Common
Beneficial Owner Officer/Directors (1)	Shares Owned	Shares Owned
Long Nguyen – Chief Executive Officer	67.8%	20,000,000
Total Shares Issued and Outstanding		29,500,000
Total Shares Authorized		200,000,000
Total Shares owned by Officers and Directors		20,000,000
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

Audit Fees

The total fees charged to the company for audit services were $5,000 for the fiscal year ended December 31, 2013.

Audit Related Fees

The total fees charged to the company for audit related fees were $0 for the fiscal year ended December 31, 2013.

Tax Fees

The total fees charged to the company for tax fees were $0 for the fiscal year ended December 31, 2013.

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

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 17, 2014.

REDFIELD VENTURES, INC.
REGISTRANT

By:	/s/ Long Nguyen
Long Nguyen
Chief Executive Officer and
Principal Accounting Officer

FINANCIAL STATEMENTS SCHEDULE

John Scrudato CPA
7 Valley View Drive
Califon, NJ 07830
908-534-0008

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Redfield Ventures, Inc
Reno, Nevada

We have audited the accompanying balance sheet of Redfield Ventures, Inc (the “Company”) as of December 31, 2013, and 2012 and the related statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2013, the period from January 27, 2012 (Date of Inception) through December 31, 2012, and for the period from January 27, 2012 (Date of Inception) through December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redfield Ventures, Inc as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the year ended December 31, 2013, the period from January 27, 2012 (Date of Inception) through December 31, 2013 and for the period from January 27, 2012 (Date of Inception) through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ John Scrudato CPA
John Scrudato, CPA
Califon, New Jersey
March 17, 2014

REDFIELD VENTURES, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,	December 31,
	2013	2012
	(audited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$125	$389
Prepaid Expenses	29,561	0
Total Assets	$29,686	$389
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$9,301	$3,665
Accrued Interest payable	1509	251
Deposits received	16,095	100
Notes payable – current	24,306	6,600
Long-Term Liabilities
-	-	-
Total Liabilities	51,211	10,616
Stockholders’ Deficit
Common stock, par value $0.001; 200,000,000 shares authorized; 29,500,000 and 24,500,000 shares issued and outstanding, respectively	29,500	24,500
Paid-in Capital	45,000	0
Deficit accumulated during the development stage	(96,025)	(34,727)
Total Stockholders’ Deficit	(21,525)	(10,227)

Total Liabilities and Stockholders’ Deficit	$29,686	$389

The accompanying notes are an integral part of the financial statements.

REDFIELD VENTURES, INC.
 (A Development Stage Company)
STATEMENTS OF OPERATIONS

		For the Period	For the period
	For the	January 27,	from January 27
	Year Ended	2012	2012 (Inception)
	December 31,	to December 31,	Dec 31,
	2013	2012	2013
	(audited)	(audited)	(audited)

Revenues	$5,500	$-	$5,500

Operating Expenses
Website expenses	-	600	600
Consultancy fees	5,000	24,140	29,140
General and administrative expenses	43,910	3,721	47,631
Professional fees	16,630	6,015	22,645
Total Operating Expenses	65,540	34,476	100,016

Net Loss from Operations before other Income (Expense)	(60,040)	(34,476)	(94,516)
Other Income (Expense)
Interest expense	(1,258)	(251)	(1,509)
Net Income (Loss) Before Provision for Income Taxes	(61,298)	(34,727)	(96,025)
Provision for Income Taxes	0	0	0
Net Loss	$(61,298)	$(34,727)	$(96,025)

Net Loss Per Share: Basic and Diluted	$(0.00)	$0.00

Weighted Average Number of Shares Outstanding:	29,397,083	24,500,000
Basic and Diluted

The accompanying notes are an integral part of the financial statements.

REDFIELD VENTURES, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM JANUARY 27, 2012 (INCEPTION) TO DECEMBER 31, 2013

				Deficit
				accumulated
			Additional	during the
	Common stock		paid-in	development	Total
	Shares	Amount	Capital	Stage	(Audited)
Inception, January 27, 2012	-	$-	$-	$-	$-
Founders Shares issued January 27, 2012 as compensation for services	24,140,000	24,140	-	-	24,140
Shares issued for cash at $0.001 per share	360,000	360	-	-	360
Net loss for the period April 1, 2012 through December 31, 2012	-	-	-	(34,727)	(34,727)
Balance, December 31, 2012	24,500,000	24,500	-	(34,727)	(10,227)
Shares issued for cash at $0.01 per share	5,000,000	5,000	45,000	-	50,000
Net loss for the period January 1, 2013 through December 31, 2013	-	-	-	(61,298)	(61,298)
Balance, December 31, 2013	29,500,000	$29,500	$45,000	$(96,025)	$(21,525)

The accompanying notes are an integral part of the financial statements.

REDFIELD VENTURES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

		For the Period	For the period
	For the Year	January 27,	from January 27
	Ended	2012	2012 (Inception)
	December 31,	to December 31,	December 31,
	2013	2012	2013
	(audited)	(audited)	(audited)
Cash Flows from Operating Activities
Net loss for the period	$(61,298)	$(34,727)	$(96,025)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Stock issued as compensation for services	-	24,140	24,140
Changes in assets and liabilities:
Decrease (increase) in prepaid expenses	(29,561)	-	(29,561)
Increase (decrease) in accrued expenses	5,636	3,733	9,369
Increase (decrease) in deposits	15,995	100	16,095
Increase (decrease) in accrued interest payable	1,258	183	1,441
Net Cash used in Operating Activities	(67,970)	(6,571)	(74,541)
Cash flows from Investing Activities
None	-	-	-
Net Cash provided by Investing Activities
Cash flows from Financing Activities
Proceeds from sale of common stock	50,000	360	50,360
Notes payable	17,706	6,600	24,306
Net Cash provided by Financing Activities	67,706	6,960	74,666
Net Increase (Decrease) in Cash	(264)	389	125
Cash and cash equivalents, beginning of period	389	-	-
Cash, end of period	$125	$389	$125

Supplemental disclosure of cash flow activities:
Interest paid	1,258	251	1,509
Income taxes paid	-	-	-

Supplemental disclosures of non cash activities:
Common stock issued for services	-	24,140	24,140

The accompanying notes are an integral part of the financial statements.

REDFIELD VENTURES, INC.
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

Note 1 – Organization and summary of significant accounting principles

Organization

Redfield Ventures, Inc (“RFIE” or the “Company’) was incorporated under the laws of the State of Nevada on January 27, 2012.  RFIE provides market research services throughout the United States and other countries through our website www.redfieldventures.com. The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises (“SFAS No.7”) (ASC 915-10).

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

Fair value of financial instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying balance sheet at December 31, 2013.

REDFIELD VENTURES, INC.
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

Note 1 – Organization and summary of significant accounting principles (continued)

Revenue recognition

Revenue is recognized on an accrual basis after services have been performed under contract terms, the service price to the client is fixed or determinable, and collectability is reasonably assured.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2013.

	2013	2012
(A) Net Loss	$(61,298)	$(34,727)
(B) Weighted Average Common Shares Outstanding - Basic	29,397,083	24,500,000
Basic income (loss) per share: (A)÷(B)	$(0.002)	$(0.001)

Equivalents
Stock Options		-
Warrants		-
Convertible notes		-

Weighted Average Common Shares Outstanding – Diluted	29,397,083	29,500,000

The Company incurred Net Loss of $61,298 during the year ended December 31, 2013 and based on the Weighted Average Number of Shares Outstanding of 29,500,000 the Basic income (loss) per shares is $(0.002) as per computation above.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the period ended December 31, 2013 since inception.

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

There are no other new accounting pronouncements adopted or enacted during the twelve months ended December 31, 2013 that had, or are expected to have, a material impact on our financial statements.

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

Note 2 –Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  As noted above, the Company is in the development stage and, accordingly, has not yet generated significant revenues from operations.  The Company has incurred losses since inception resulting in an accumulated deficit of $96,025 as of December 31, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues.  The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Note 3 –Income Taxes

As of December 31, 2013, the Company had net operating loss carry forwards of approximately $61,298 that may be available to reduce future years’ taxable income in varying amounts through 2030. In accordance with FASB ASC740 “Income Taxes”. future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	December 31, 2013	December 31, 2012
Refundable Federal income tax attributable to:
Current Operations	$(32,649)	$(11,807)
Change: valuation allowance	32,649	11,807
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	December 31, 2013	December 31, 2012
Deferred tax asset attributable to:
Net operating loss carryover	$96,025	$34,727
Less: valuation allowance	(96,025)	(34,727)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of Section 382 of the Internal Revenue Code and Tax Reform Act of 1986, net operating loss carry forwards of $61,298 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occurs, the net operating loss carry forwards may be limited as to use in future years.

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

During the period ended March 31, 2013 the Company sold 5,000,000 shares of common stock at $0.01 per share pursuant to the Initial Offering under Form S-1 Registration Statement effective on December 19, 2012 and all of the proceeds from the offering have been received.

The Company has 29,500,000 shares of common stock issued and outstanding as of December 31, 2013.

Note 5 – Notes payable

On the following dates, a shareholder provided loans secured by 10% per annum interest bearing promissory notes. If this loan remains unpaid for a period of one year after the repayment dates, the promissory notes shall be convertible into common voting stocks at a price of 50% discount of the average bid on the day of the conversion.

Date received loans	Amount Received	Repayment dates
June 15, 2012	1,000.00	June 30, 2012
July 20, 2012	1,600.00	July 30, 2012
August 20, 2012	3,000.00	August 30, 2012
October 25, 2012	1,000.00	October 30, 2012
January 4, 2013	70.00	January 31, 2013
April 15, 2013	465.00	April 30, 2013
July 9, 2013	750.00	July 31, 2013
August 28, 2013	5,500.00	August 31, 2013
September 4, 2013	10,400.00	September 30, 2013
October 18, 2013	425.00	October 31, 2013
December 31, 2013	95.80	January 31, 2014

Note 6 – Related party transactions

The following shares were issued for founder services rendered for the Company and all these shares were arbitrarily valued at $0.001 par value on January 27, 2012:-

●	The Company issued 20,000,000 shares valued at $20,000.00 to Long Nguyen, CEO for services rendered at fair market value on January 27, 2012.

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

Note 9 – Subsequent events

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to December 31, 2013 to the date these financial statements were submitted to the Securities and Exchange Commission and has determined that it does not have any material subsequent events to disclose in these financial statements.