Form 10-Q
period 2014-03-31
Redfield Ventures, Inc
filed 2014-05-28
CIK 1554300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period Ended March 31, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _____________

Redfield Ventures Inc.

(Exact name of registrant as specified in its charter)

Commission File Number: 333-183502

Nevada	45-4380591
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

244 Fifth Ave Ste #1563 New York, NY	10001
(Address of principal executive offices)	(Zip Code)

(212) 726-2184
(Registrant’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There are 29,500,000 common shares issued and outstanding as of March 31st, 2014.

REDFIELD VENTURES, INC.

(A Development Stage Company)

BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$125	$125
Prepaid Expenses	29,561	29,561
Total Assets	$29,686	$29,686
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$9,301	$9,301
Accrued Interest payable	1,509	1509
Deposits received	16,095	16,095
Notes payable – current	24,306	24,306
Long-Term Liabilities
	–	–
Total Liabilities	51,211	51,211
Stockholders’ Deficit
Common stock, par value $0.001; 200,000,000 shares authorized; 29,500,000 and 29,500,000 shares issued and outstanding, respectively	29,500	29,500
Paid-in Capital	45,000	45,000
Deficit accumulated during the development stage	(96,025)	(96,025)
Total Stockholders’ Deficit	(21,525)	(21,525)

Total Liabilities and Stockholders’ Deficit	$29,686	$29,686

The accompanying notes are an integral part of the financial statements.

REDFIELD VENTURES, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

			For the period
	Three months	Three months	from January 27
	Ended	Ended	2012 (Inception)
	March 31,	March 31,	to March 31,
	2014	2013	2014
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$–	$–	$5,500

Operating Expenses
Website expenses	–	–	600
Consultancy fees	–	–	29,140
General and administrative expenses	–	5,371	47,631
Professional fees	–	2,630	22,645
Total Operating Expenses	–	8,001	100,016

Net Loss from Operations before other Income (Expense)	–	(8,001)	(94,516)
Other Income (Expense)
Interest expense	–	(168)	(1,509)
Net Income (Loss) Before Provision for Income Taxes	$–	$(8,169)	$(96,025)
Provision for Income Taxes	–	–	–
Net Loss	$–	$(8,169)	$(96,025)

Net Loss Per Share: Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding: Basic and Diluted	29,500,000	25,296,667

The accompanying notes are an integral part of the financial statements.

REDFIELD VENTURES, INC.

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED MARCH 31ST, 2014 AND

FOR THE PERIOD FROM JANUARY 27, 2012 (INCEPTION) TO MARCH 31ST, 2014

	Common stock		Additional paid-in	Deficit accumulated during the development	Total
	Shares	Amount	Capital	Stage	(Unaudited)
Inception, January 27, 2012	–	$–	$–	$–	$–
Founders Shares issued January 27, 2012 as compensation for services	24,140,000	24,140	–	–	24,140
Shares issued for cash at $0.001 per share	360,000	360			360
Net loss for the period January 27, 2012 through December 31, 2012	–	–	–	(34,727)	(34,727)
Balance, December 31, 2012	24,500,000	24,500	–	(34,727)	(10,227)
Shares issued for cash at $0.001 per share	5,000,000	5,000	45,000	–	50,000
Net loss for the period January 1, 2012 through December 31st, 2013	–	–	–	(61,298)	(61,298)
Balance, December 31, 2013	29,500,000	29,500	45,000	(96,025)	(21,525)
Net loss for the first quarter through March 31st, 2014	–	–	–	–	–
Balance, March 31st, 2014	29,500,000	$29,500	$45,000	$(96,025)	$(21,525)

The accompanying notes are an integral part of the financial statements.

REDFIELD VENTURES, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	For the Period from January 27 2012 (Inception) to March 31, 2014
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss for the period	$–	(8,169)	(96,025)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Stock issued as compensation for services	–	–	24,140
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	–	(4,000)	(29,561)
Increase (decrease) in accrued expenses	–	(259)	9,369
Increase (decrease) in deposits	–	–	16,095
Increase (decrease) in accrued interest payable	–	168	1,441
Net Cash used in Operating Activities	–	(12,260)	(75,541)
Cash flows from Investing Activities
Payments for website development	–	–	–
Net Cash Used in Investing Activities	–	–	–
Cash flows from Financing Activities
Proceeds from sale of common stock	–	11,950	50,360
Notes payable	–	70	24,306
Net Cash provided by Financing Activities	–	12,020	74,666
Net Increase (Decrease) in Cash	–	(240)	125
Cash and cash equivalents, beginning of period	–	389	–
Cash, end of period	–	149	125

Supplemental Cash Flows Information:
Interest paid	$–	–	–
Income taxes paid	$–	–	–

The accompanying notes are an integral part of the financial statements.

REDFIELD VENTURES, INC.

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

Note 1 – Organization and summary of significant accounting principles

Organization

Redfield Ventures, Inc. (“REVE” or the “Company’) was incorporated under the laws of the State of Nevada on January 27, 2012.  REVE has provided market research services throughout the United States and other countries. The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises (“SFAS No. 7”) (ASC 915-10).

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

Fair value of financial instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying balance sheet at March 31st, 2014.

REDFIELD VENTURES, INC.

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

Note 1 – Organization and summary of significant accounting principles (continued)

Revenue recognition

Revenue is recognized on an accrual basis after services have been performed under contract terms, the service price to the client is fixed or determinable, and collectability is reasonably assured.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31st, 2014.

(A) Net Loss	$0
(B) Weighted Average Common Shares Outstanding – Basic	29,500,000
Basic income (loss) per share: (A)÷(B)	$(0.000)

Equivalents
Stock Options	–
Warrants	–
Convertible notes	–

Weighted Average Common Shares Outstanding – Diluted	29,500,000

The Company had no activity for the three months ended March 31st, 2014 and based on the Weighted Average Number of Shares Outstanding of 29,500,000 the Basic income (loss) per shares is $(0.000) as per computation above.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the period ended March 31st, 2014 since inception.

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

In September 2011, the FASB issued Accounting Standards Update (ASU) 2011-8 an amendment to the accounting guidance for goodwill in order to simplify how companies test goodwill for impairment. The amendment permits an entity to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We elected not to early adopt. We do not expect the adoption of this accounting pronouncement to have a material effect on our financial statements when implemented.

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

There are no other new accounting pronouncements adopted or enacted during the three months ended March 31st, 2014 that had, or are expected to have, a material impact on our financial statements.

Concentration of Credit Risk

The Company maintains its cash and cash equivalents in bank deposit accounts, which, at times may exceed federally insured limits.  The Company has not experienced any losses in such accounts.  Management believes the Company is not exposed to any significant credit risk related to cash and cash equivalents.

Note 2 –Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  As noted above, the Company is in the development stage and, accordingly, has not yet generated significant revenues from operations.  The Company has incurred losses since inception resulting in an accumulated deficit of $96,025 as of March 31st, 2014 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues.  The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Note 3 –Income Taxes

As of March 31st, 2014, the Company had net operating loss carry forwards of approximately $96,025 that may be available to reduce future years’ taxable income in varying amounts through 2030. In accordance with FASB ASC740 “Income Taxes”. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

REDFIELD VENTURES, INC.

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

Note 3 –Income Taxes (continued)

The provision for Federal income tax consists of the following:

	March 31, 2014	December 31, 2013
Refundable Federal income tax attributable to:
Current Operations	$(33,609)	$(33,609)
Change: valuation allowance	33,609	33,609
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	March 31, 2014	December 31, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$96,025	$96,025
Less: valuation allowance	(96,025)	(96,025)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of Section 382 of the Internal Revenue Code and Tax Reform Act of 1986, net operating loss carry forwards of $96,025 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occurs, the net operating loss carry forwards may be limited as to use in future years.

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

The Company has 29,500,000 shares of common stock issued and outstanding as of March 31st, 2014.

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

Date received loans	Amount	Repayment dates
June 15, 2012	1,000.00	June 30, 2012
July 20, 2012	1,600.00	July 30, 2012
August 20, 2012	3,000.00	August 30, 2012
October 25, 2012	1,000.00	October 30, 2012
January 4, 2013	70.00	January 31, 2013
April 15, 2012	465.00	April 30, 2013

Date received loans	Amount	Repayment dates
June 15, 2012	1,000.00	June 30, 2012
July 20, 2012	1,600.00	July 30, 2012
August 20, 2012	3,000.00	August 30, 2012
October 25, 2012	1,000.00	October 30, 2012
January 4, 2013	70.00	January 31, 2013
April 15, 2013	465.00	April 30, 2013
July 9, 2013	750.00	July 30, 2013
August 28, 2013	5,500.00	March 31st, 2014
September 4, 2013	10,400.00	March 31st, 2014

Note 6 – Related party transactions

The following shares were issued for founder services rendered for the Company and all these shares were arbitrarily valued at $0.001 par value on January 27, 2012:

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

Note 9 – Subsequent events

On March 24th, 201 Innovestica LP purchased 20,000,000 shares of restricted stock of Redfield Ventures Inc. Corp., representing 68% of the shares in the Company to from Mr. Lee Chee Thing for $95,000.00 in cash. On March 25th, the shareholders of the Corporation elected Carlos G. Alarcon Ocampo, Mauricio Gonzalez and Carlos G. Alarcon Gonzalez as Directors of the Company.

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to March 31st, 2014 to the date these financial statements were submitted to the Securities and Exchange Commission and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

In this filing references to “Company,” “we,” “our,” and/or “us,” refers to Redfield Ventures, Inc.

Introduction

As a company in an early development stage, our ability to proceed with our plan of operation has been hindered by the present state of the United States and Global economies. At the end of our period ended March 31st, 2014 we had limited cash available and we have secured no sources of loans from financial institutions and we only had $5,500 revenues since inception until the period ended March 31st, 2014. Our assets consist of checking account balances of $125.00 and prepaid expenses of $29,561.00 as of March 31st, 2014.

For the quarter ended March 31st, 2014 we had no financial transactions and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next three months of the fiscal year with existing cash on hand and loans from directors and/or shareholders.

Our registration statement filing became effective on December 19, 2012 and our partially completed website attracted several service inquiries as well as entering into letters of intent during the nine month period ending March 31st, 2014.

Plan of Operation

Management is currently reviewing several qualified business options for the direction of the company. On a short-term basis, we have only generated $5,500 revenues to cover operations and we may have insufficient revenue to satisfy current and recurring liabilities as we continue to build the business. For short term needs we will be dependent on receipt, if any, of public offering proceeds and loans from directors and/or shareholders. Our audit reflects the fact that we have a limited current source of income.  Further, that without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

Our Business

Redfield Ventures, Inc. is a development stage company. Management is currently reviewing several qualified business options for the direction of the company, including an online B2B platform. They are currently reviewing business and market studies and are expected to make their final decision by mid-summer.

Employees

As of March 31st, 2014, we had no employees.

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

Results of Operations for the nine months ended March 31st, 2014 and September 30, 2012 and from January 27, 2012 (Inception) to March 31st, 2014.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Quarterly Report.

Operating Expenses

The company had no financial transactions during the quarter with the change in management and expects to have a new business plan in operation for the next fiscal quarter.

Net Loss

The company had no financial transactions during the quarter with the change in management and expects to have a new business plan in operation for the next fiscal quarter.

Liquidity and Capital Resources

The Company had $125 and $125 in cash as of March 31st, 2014 and December 31, 2013, respectively.

The company had no active operations during the quarter and expects to have a new business plan in operation for the next fiscal quarter.

Net cash used in investing activities for the three months ended March 31st, 2014 and the same period in 2013 is $0.

Net cash provided by financing activities for the three months ended March 31st, 2014 and the same period in 2013 is $0.

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

We had assets at March 31st, 2014 of $29,686 including cash of $125. We will be reliant upon shareholder loans, private placements or public offerings of equity to fund any kind of operations. We have secured no sources of loans. We had negative cash flow from operations during the period ended March 31st, 2014.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and secretary, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are not effective as of March 31st, 2014 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of the chief executive officer and secretary, has evaluated the effectiveness of our internal control over financial reporting as of March 31st, 2014 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that, as of March 31st, 2014, our internal control over financial reporting were not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

The Company is not a party to any pending material legal proceedings.

Item 1A.    Risk Factors

There have been no material changes from risk factors disclosed in our Form 10-K filed on March 7, 2013.

Item 2.    Unregistered Sale of Equity Securities and Use of Proceeds.

In connection with our private placement completed in June 27, 2012, we issued 360,000 shares of our common stock to 36 investors at $0.001 per share for an aggregate purchase price of $360 during the fiscal year ended December 31st, 2013.

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

Item 5.    Other Information.

Security Ownership of Certain Beneficial Owners.

The following table sets forth, as the period ended March 31st, 2014, the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares.  The officers and directors currently own 20,000,000 common shares. The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares.

	Percent of	Number of
	Voting	Common
Beneficial Owner Officer/Directors (0)	Shares Owned (2)	Shares Owned (3)

Total Shares Outstanding	0	0
Total Shares Authorized	0	0
Total Shares owned by Officers and Directors	0	0
The address of each executive officer and director is c/o the Company.

(1) As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).

Item 6.    Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Principal Executive Officer Certification and Principal Financial Officer Certification

32.1	Certifications under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 28th, 2014.

REDFIELD VENTURES, INC.
REGISTRANT

By:	/s/ Mauricio Gonzalez
Mauricio Gonzalez
Chief Executive Officer and
Principal Accounting Officer

