Form 10-Q
period 2014-06-30
Redfield Ventures, Inc
filed 2014-08-14
CIK 1554300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period Ending June 30th, 2014

Redfield Ventures Inc

(Exact name of Registrant as specified in its charter)

Nevada	333-183502	45-4380591
(State or jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

244 Fifth Ave Ste #1563 New York, NY 10001 (212) 726-2184 (Company Address)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There are 29,500,000 common shares issued and outstanding as of June 30th, 2014.

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

REDFIELD VENTURES, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

					For the period
					from
	Three months	Three months	Six months	Six months	January 27
	Ended	Ended	Ended	Ended	2012 (Inception)
	June 30,	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$–	$–	$–	$–	$5,500

Operating Expenses
Website expenses	–	–	–	–	600
Consultancy fees	–	5,000	–	5,000	29,140
General and administrative expenses	–	22,845	–	28,216	47,631
Professional fees	–	2,000	–	4,630	22,645
Total Operating Expenses	$–	$29,845	$–	$37,846	100,016

Net Loss from Operations before other Income (Expense)	–	(29,845)	–	(37,846)	(94,516)
Other Income (Expense)
Interest expense	–	177	–	345	(1,509)
Net Income (Loss) Before Provision for Income Taxes	$–	$(30,022)	$–	$(38,191)	$(96,025)
Provision for Income Taxes	–	–	–	–	–
Net Loss	$–	$(30,022)	$–	$(38,191)	$(96,025)

Net Loss Per Share: Basic and Diluted	$–	$(0.00)	$–	$(0.00)

Weighted Average Number of Shares Outstanding:
Basic and Diluted	29,500,000	29,500,000	29,500,000	29,294,167

The accompanying notes are an integral part of the financial statements.

REDFIELD VENTURES, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Six Months Ended	Six Months Ended	For the Period from January 27 2012 (Inception) to
	June 30, 2014	June 30, 2013	June 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss for the period	$–	(8,169)	(96,025)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Stock issued as compensation for services	–	–	24,140
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	–	(4,000)	(29,561)
Increase (decrease) in accrued expenses	–	(259)	9,369
Increase (decrease) in deposits	–	–	16,095
Increase (decrease) in accrued interest payable	–	168	1,441
Net Cash used in Operating Activities	–	(12,260)	(75,541)
Cash flows from Investing Activities
Payments for website development	–	–	–
Net Cash Used in Investing Activities	–	–	–
Cash flows from Financing Activities
Proceeds from sale of common stock	–	11,950	50,360
Notes payable	–	70	24,306
Net Cash provided by Financing Activities	–	12,020	74,666
Net Increase (Decrease) in Cash	–	(240)	125
Cash and cash equivalents, beginning of period	–	389	–
Cash, end of period	–	149	125
Supplemental Cash Flows Information:
Interest paid	$–	–	–
Income taxes paid	$–	–	–

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30th, 2014.

(A) Net Loss	$0
(B) Weighted Average Common Shares Outstanding – Basic	29,500,000
Basic income (loss) per share: (A)÷(B)	$(0.000)
Equivalents
Stock Options	–
Warrants	–
Convertible notes	–
Weighted Average Common Shares Outstanding – Diluted	29,500,000

The Company had no activity for the three months ended June 30th, 2014 and based on the Weighted Average Number of Shares Outstanding of 29,500,000 the Basic income (loss) per shares is $(0.000) as per computation above.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the period ended June 30th, 2014 since inception.

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

Note 3 –Income Taxes

As of June 30th, 2014, the Company had net operating loss carry forwards of approximately $96,025 that may be available to reduce future years’ taxable income in varying amounts through 2030. In accordance with FASB ASC740 “Income Taxes”. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

REDFIELD VENTURES, INC.

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

The provision for Federal income tax consists of the following:

	June 30, 2014	December 31, 2013
Refundable Federal income tax attributable to:
Current Operations	$(33,609)	$(33,609)
Change: valuation allowance	33,609	33,609
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	June 30, 2014	December 31, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$96,025	$96,025
Less: valuation allowance	(96,025)	(96,025)
Net deferred tax asset	$0	$0

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

During the period ended June 30th, 2013 the Company sold 5,000,000 shares of common stock at $0.01 per share pursuant to the Initial Offering under the Form S-1 Registration Statement effective on December 19, 2012 and all of the proceeds from the offering have been received.

The Company has 29,500,000 shares of common stock issued and outstanding as of June 30th, 2014.

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

REDFIELD VENTURES, INC.

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

Note 9 – Change in Ownership

On March 24th, 2014 Innovestica LP purchased 20,000,000 shares of restricted stock of Redfield Ventures Inc. Corp., representing 68% of the shares in the Company to from Mr. Lee Chee Thing for $95,000.00 in cash. On March 25th, the shareholders of the Corporation elected Carlos G. Alarcon Ocampo, Mauricio Gonzalez and Carlos G. Alarcon Gonzalez as Directors of the Company.

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

In this filing references to “Company,” “we,” “our,” and/or “us,” refers to Redfield Ventures, Inc.

Introduction

As a company in an early development stage, our ability to proceed with our plan of operation has been hindered by the present state of the United States and Global economies. At the end of our period ended June 30th, 2014 we had limited cash available and we have secured no sources of loans from financial institutions and we only had $5,500 revenues since inception until the period ended June 30th, 2014. Our assets consist of checking account balances of $125.00 and prepaid expenses of $29,561.00 as of June 30th, 2014.

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

Our registration statement filing became effective on December 19, 2012 and our partially completed website attracted several service inquiries as well as entering into letters of intent during the six month period ending June 30th, 2014.

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

Our Business

Redfield Ventures, Inc is a development stage company. Management is currently reviewing several qualified business options for the direction of the company, including an online B2B platform. They are currently reviewing business and market studies and are expected to make their final decision by mid-summer.

Employees

As of June 30th, 2014, we had no employees.

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

Results of Operations for the three and six months ended June 30th, 2014 and September 30, 2012 and from January 27, 2012 (Inception) to June 30th, 2014.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Quarterly Report.

Operating Expenses

The company had no financial transactions during the quarter with the change in management and expects to have a new business plan in operation for the next fiscal quarter

Net Loss

The company had no financial transactions during the quarter with the change in management and expects to have a new business plan in operation for the next fiscal quarter

Liquidity and Capital Resources

The Company had $125 and $125 in cash as of June 30th, 2014 and December 31, 2013, respectively.

The company had no active operations during the quarter and expects to have a new business plan in operation for the next fiscal quarter.

Net cash used in investing activities for the six months ended June 30th, 2014 and the same period in 2013 is $0.

Net cash provided by financing activities for the six months ended June 30th, 2014 and the same period in 2013 is $0.

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

We had assets at June 30th, 2014 of $29,686 including cash of $125. We will be reliant upon shareholder loans, private placements or public offerings of equity to fund any kind of operations. We have secured no sources of loans. We had no cash flow from operations during the period ended June 30th, 2014.

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

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of the chief executive officer and secretary, has evaluated the effectiveness of our internal control over financial reporting as of June 30th, 2014 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that, as of March 31st, 2014, our internal control over financial reporting were not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Item 5.       Other Information.

Security Ownership of Certain Beneficial Owners.

The following table sets forth, as the period ended June 30th, 2014, the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares.  The officers and directors currently own 20,000,000 common shares. The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares.

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

Item 6.       Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Principal Executive Officer Certification and Principal Financial Officer Certification

32.1	Certifications under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

99.1	Temporary Hardship Exemption

101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

_______________________

* To be furnished by amendment per Temporary Hardship Exemption under Regulation S-T.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14th, 2014.

REDFIELD VENTURES, INC.
REGISTRANT

By:	/s/ Mauricio Gonzalez
Mauricio Gonzalez
Chief Executive Officer and
Principal Accounting Officer

