Form 10-Q
period 2014-09-30
Redfield Ventures, Inc
filed 2014-11-19
CIK 1554300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period Ending September 30th, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  There are 29,500,000 common shares issued and outstanding as of October 31st, 2014.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements:

	Balance Sheets at September 30th, 2014 (Unaudited) and December 31st, 2013 (audited)	3

	Statements of Operations for the Three and Nine Months Ended September 30th, 2014 and 2013(Unaudited),and January 27 (inception) to September 30th, 2014	4

	Statements of Cash Flows for the Nine Months Ended September 30th, 2014 and 2013 (Unaudited), and January 27 (inception) to September 30th, 2014	5

	Notes to Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4.	Controls and Procedures	16

REDFIELD VENTURES, INC.

(A Development Stage Company)

BALANCE SHEETS

	September 30,	December 31,
	2014	2012
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$8,059	$125
Prepaid Expenses	–	29,561
Total Assets	$8,059	$29,686
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$18,629	$9,301
Accrued Interest payable	0	1,509
Deposits received	0	16,095
Notes payable – current	100,000	24,306
Long-Term Liabilities
	–	–
Total Liabilities	118,629	51,211
Stockholders’ Deficit
Common stock, par value $0.001; 200,000,000 shares authorized; 29,500,000 and 29,500,000 shares issued and outstanding, respectively	29,500	29,500
Paid-in Capital	45,000	45,000
Deficit accumulated during the development stage	(185,070)	(96,025)
Total Stockholders’ Deficit	(110,570)	(21,525)

Total Liabilities and Stockholders’ Deficit	$8,059	$29,686

The accompanying notes are an integral part of the financial statements.

REDFIELD VENTURES, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Three months	Three months	Nine months	Nine months	For the period from January 27, 2012
	Ended	Ended	Ended	Ended	(Inception)
	Sep 30,	Sep 30,	Sep 30,	Sep 30,	Sep 30,
	2014	2013	2014	20123	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$–	$5,500	$–	$5,500	$5,500

Operating Expenses
Website expenses	12,461	–	12,461	–	13,061
Wages	30,000	–	30,000	–	30,000
Consultant fees	39,642	–	39,642	5,000	42,556
General and administrative expenses	6,942	14,469	6,942	42,685	54,573
Professional fees	–	7,000	–	11,630	22,645
Total Operating Expenses	89,045	21,469	89,045	59,315	162,835

Net Loss from Operations before other Income (Expense)	(89,045)	(15,969)	(89,045)	(53,815)	(157,335)
Other Income (Expense)
Interest expense	–	(321)	–	(665)	(1,509)
Net Income (Loss) Before Provision for Income Taxes	(89,045)	(16,290)	(89,045)	(54,481)	(158,844)
Provision for Income Taxes	–	–	–	–	–
Net Loss	$(89,045)	$(16,290)	$(89,045)	$(54,481)	$(158,844)

Net Loss Per Share: Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding: Basic and Diluted	29,500,000	29,500,000	29,500,000	29,500,000

The accompanying notes are an integral part of the financial statements.

REDFIELD VENTURES, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Nine months	Nine months	For the period from January 27, 2012
	Ended	Ended	(Inception)
	September 30,	September 30,	September 30,
	2014	2013	2014
	(unaudited)	(unaudited)	(unaudited)
Cash Flows from Operating Activities
Net loss for the period	$(89,045)	$(54,481)	$(96,025)
Adjustments to reconcile net loss to net cash (used in) operating activities
Stock issued as compensation for services	–	–	24,140
Changes in assets and liabilities:
Decrease (increase) in prepaid expenses	29,561	(28,849)	(29,561)
Increase (decrease) in accrued expenses	9,328	2,636	9,369
Increase (decrease) in deposits	(16,095)	12,695	16,095
Increase (decrease) in accrued interest payable	(1,509)	665	1,441
Net Cash used in Operating Activities	(67,760)	(67,334)	(74,541)
Cash flows from Investing Activities

Net Cash provided by Financing Activities
Cash flows from Financing Activities
Proceeds from sale of common stock	–	50,000	50,360
Payoff of note payable	(24,306)	0	(24,306)
Notes payable	100,000	17,185	100,000
Net Cash provided by Financing Activities	75,694	67,185	74,666
Net Increase (Decrease) in Cash	7,934	(149)	125
Cash and cash equivalents, beginning of period	125	389	–
Cash, end of period	$8,059	$240	$125

Supplemental Cash Flows Information:
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

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

Fair value of financial instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying balance sheet at September 30, 2014.

REDFIELD VENTURES, INC.

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

Note 1 – Organization and summary of significant accounting principles (continued)

Revenue recognition

Revenue is recognized on an accrual basis after services have been performed under contract terms, the service price to the client is fixed or determinable, and collectability is reasonably assured.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30th, 2014.

(A) Net Loss	$(89,045)
(B) Weighted Average Common Shares Outstanding – Basic	29,500,000
Basic income (loss) per share: (A)÷(B)	$(0.000)

Equivalents
Stock Options	–
Warrants	–
Convertible notes	–

Weighted Average Common Shares Outstanding – Diluted	29,500,000

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the period ended September 30th, 2014 since inception.

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

There are no other new accounting pronouncements adopted or enacted during the nine months ended September 30th, 2014 that had, or are expected to have, a material impact on our financial statements.

Concentration of Credit Risk

The Company maintains its cash and cash equivalents in bank deposit accounts, which, at times may exceed federally insured limits.  The Company has not experienced any losses in such accounts.  Management believes the Company is not exposed to any significant credit risk related to cash and cash equivalents.

Note 2 –Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has limited operating history and has incurred continuing operating losses, and as of September 30, 2014 the Company had insufficient working capital on hand. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future. The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 –Income Taxes

As of September 30th, 2014, the Company had net operating loss carry forwards of approximately $185,070 that may be available to reduce future years’ taxable income in varying amounts through 2030. In accordance with FASB ASC740 “Income Taxes”. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

REDFIELD VENTURES, INC.

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

The provision for Federal income tax consists of the following:

	September 30, 2014	December 31, 2013
Refundable Federal income tax attributable to:
Current Operations	$(185,070)	$(96,025)
Change: valuation allowance	185,070	96,025
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	September 30, 2014	December 31, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$64,775	$33,609
Less: valuation allowance	(64,775)	(33,609)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of Section 382 of the Internal Revenue Code and Tax Reform Act of 1986, net operating loss carry forwards of $185,070 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occurs, the net operating loss carry forwards may be limited as to use in future years.

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

REDFIELD VENTURES, INC.

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

Note 5 – Notes payable

The Company entered into a convertible promissory note for $100,000 on July 1, 2014. This note carries a 3% per annum interest rate and is convertible into common shares at a price of $0.003. There have been no conversions as of the date of this report.

Note 6 – Related party transactions

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

In this filing references to “Company,” “we,” “our,” and/or “us,” refers to Redfield Ventures, Inc.

Introduction

As a company in an early development stage, our ability to proceed with our plan of operation has been hindered by the present state of the United States and Global economies. At the end of our period ended September 30th, 2014 we had limited cash available and we have secured no sources of loans from financial institutions .. For the quarter ended September 30, 2014 we had limited financial transactions and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next three months of the fiscal year with existing cash on hand and loans from directors and/or shareholders.

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

Employees

As of September 30th, 2014, we had one employee.

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

Results of Operations for the three and nine months ended September 30, 2014

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Quarterly Report.

Revenues

The Company had limited operations and revenue of $5,000 in 2013. There have been no revenues in 2014 .

Operating Expenses

The company had no financial transactions during the first two quarters of 2014 due to a change in management. In the last three months of this fiscal year to date the company has continued to finish its web presence and has expended $12,461 towards that end. In addition to this the Company had wages of $30,000 and consultant cost of $39,642 all geared towards bring the Company into operational status.

Net Loss

The company had a net operating loss for the nine months ended September 30, 2014 of $89,045.

Liquidity and Capital Resources

The Company had $8,059 and $125 in cash as of September 30th, 2014 and December 31, 2013, respectively.

The company continued to have development cost during 2014 and has spent $67,760 in cash towards its operations.

Net cash used in investing activities for the nine months ended September 30th, 2014 and the same period in 2013 is $0.

Net cash provided by financing activities for the nine months ended September 30th, 2014 was $75,694 and the same period in 2013 is $0.

On February 15, 2013 the company closed the initial offering of 5,000,000 shares of common stock offered at a fixed price of $0.01 per share pursuant to the initial offering under the Registration Statement on Form S-1 with the SEC effective in December 19, 2012. The proceeds received during the period ended March 31, 2013 was $11,950.

We have only recognized $5,500 revenues from our operations. As a result, our current cash position may not be sufficient to fund our cash requirements during the next nine months including operations and capital expenditures.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and secretary, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are not effective as of September 30, 2014 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 5.   Other Information.

Security Ownership of Certain Beneficial Owners.

The following table sets forth, as the period ended September 30th, 2014, the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares.  The officers and directors currently own 20,000,000 common shares. The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares.

Beneficial Owner Officer/Directors (0)	Percent of Voting Shares Owned (2)	Number of Common Shares Owned (3)

Total Shares Outstanding	0	0
Total Shares Authorized	0	0
Total Shares owned by Officers and Directors	0	0
The address of each executive officer and director is c/o the Company.

(1) As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).

Item 6.       Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Principal Executive Officer Certification and Principal Financial Officer Certification

32.1	Certifications under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 18th, 2014.

REDFIELD VENTURES, INC.
REGISTRANT

By:	/s/ Mauricio Gonzalez
Mauricio Gonzalez
Chief Executive Officer and
Principal Accounting Officer

