Form 10-K/A
period 2013-12-31
Redfield Ventures, Inc
filed 2015-02-09
CIK 1554300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K-A

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

EXPLANATORY NOTE

Note, this Amendment is filed in order to clarify certain notes and descriptive references made in the original filing, no accounting or financials have been altered or changed herein.

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

(b)  Our Business

Redfield Ventures, Inc. is currently operating as a marketing research services provider and services covered include product research, consumer research, packaging research, and pricing research. Marketing research services are widely used by manufacturers, exporters, distributors and service organizations and our services also include collection of information about competitors so that companies can use this information in decision making as well as to fight competition.  Our mission at this time is to become an established marketing research service provider and the primary objective of our marketing research services is to assist companies in developing production and marketing policies such as introducing new products in the market or to identify new markets.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 2 of the audited financial statements included elsewhere in this report. The preparation of the financial statements in accordance with U.S. GAAP requires management to make significant judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. Our financial position and results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies. In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. Significant accounting policies, including areas of critical management judgments and estimates, include the following:

Impairment or Disposal of Long-Lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 360 “Property, Plant and Equipment”. ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

Stock Based Compensation

The Company accounts for Stock-Based Compensation under ASC Topic 718-10 (“ASC 718-10”), which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options.

Results of Operations

For the Years Ended December 31, 2013 and 2012

Revenues

The Company had no revenue for the years ended December 31st, 2013 and 2012.

Operating Expenses

For the year ended December 31, 2013, our total operating expenses were $65,540, all of which were selling, general and administrative expenses. We incurred $1,258 of interest expense. Our net loss to our shareholders for the year ended December 31, 2013 was $61,298.

For the year ended December 31, 2012, our total operating expenses were $34,476, all of which were selling, general and administrative expenses. Our net loss to our shareholders for the year ended December 31, 2012 was $34,727.

Liquidity and Capital Resources

We used cash in operating activities of $67,970 and $6,571 for the years ended December 31, 2013, and 2012, respectively.  The principal elements of cash flow used in operations for the year ended December 31, 2013 included a net loss of $60,040, offset by interest accrued on note payable of $17,706, and increases in accounts payable of $61,399. The principal elements of cash flow used in operations for the year ended December 31, 2012 included a net loss of $34,727.

No cash was used in investing activities during the years ended December 31, 2013 and 2012.

Cash generated in our financing activities was $67,706 and $6,960 for the years ended December 31, 2013 and 2012, respectively. The financing activities for the year ended December 31, 2013 consisted of $17,706 of proceeds from a note payable and $50,000 of proceeds received as sale of common stock; and $6,600 as proceeds from a note payable as of December 31, 2012.

We do not have sufficient resources to effectuate our business. As of December 31, 2013, we had $125 in cash. We expect to incur a minimum of $125,000 in expenses during the next twelve months of operations. We estimate that this will be comprised of the following expenses: $25,000 for business planning and development, and $100,000 will be needed for general overhead expenses such as salaries, legal and accounting fees, office overheads and general expenses.

We will have to raise funds to pay for our expenses. We may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds for our operations will have a severe negative impact on our ability to remain a viable company.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Going Concern

Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred a net loss of $61,298 for the year ended December 31, 2013, has incurred cumulative losses since inception of $96,025, and has a stockholders’ deficit of $96,025 at December 31, 2013.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to continue to obtain investment capital and loans from an affiliate and shareholder in order to fund the current and planned operating levels.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital and loans from an affiliate and shareholder to sustain its current level of operations.  No assurance can be given that the Company will be successful in these efforts.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934,as amended (the "Exchange Act"), as of September 30th, 2014, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management and Chief Executive Officer. Based upon the results of that evaluation, our management has concluded that, as of September 30th, 2014, our Company's disclosure controls and procedures were effective and provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of December 31st, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL - INTEGRATED FRAMEWORK.

Our management concluded that, as of December 31st, 2013, our internal control over financial reporting was effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

This quarterly report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this quarterly report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the quarter ended December 31st, 2013 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

Duties, Responsibilities and Experience

Mr. Long Nguyen holds a Master of Business Administration awarded by the National University of San Diego (United States) and a double Bachelor of Arts majoring in Economics and Administrative Studies and minor in Business Administration with concentration in Marketing and Finance. Mr. Nguyen has an extremely broad background in Marketing and Management Information Systems and he has been involved in marketing and electronic commerce industry since 1999. Mr. Nguyen is currently an entrepreneur who works independently and has been “self-employed” for the past 4 years. During this 4 years period, Mr Nguyen provided marketing research services with focus in collection and analysis of data on competitors in terms of prices, sales, and method of marketing and distribution. Mr. Nguyen also developed and implemented procedures for identifying advertising needs to his clients. Mr Nguyen’s clients include Band Industrial Limited, a company based in Hong Kong.

In the recent years from 2006 to 2008, Mr. Nguyen served as Vice President for a reputable firm based in Ho Chi Minh, Vietnam (TT Plastic Supply Co.) and he was primarily responsible for strategic planning and implementation of business strategies. Mr Nguyen developed and social media marketing strategies and was accountable for relationships with global partners including United Kingdom, Vietnam, Cambodia, and Thailand, leading supply chains as well as local communities. Mr Nguyen generated analytical reports in areas of market performance, product lines, demographics, research and also coordinated mergers and acquisitions deals for the company. Mr. Nguyen was also the Chairman for a company based in Ho Chi Minh (TD Tourist Agency Co. from 2006 to 2008 and Mr. Nguyen worked with senior executives of the company to expand overseas operations.

Mr Khoo Hsiang Hua has served as our Secretary since January 2012 and Mr. Khoo holds a Master of Business Administration specializing in Finance awarded by the Charles Sturt University (Australia) and a Bachelor of Arts (Honors) in Business Administration awarded by the Northumbria University at Newcastle, United Kingdom.

Mr. Khoo has served as the Chief Executive Officer and Secretary of El Maniel International, Inc. a US OTC public company since 2010 and he has held managerial and directorship positions within diverse industries for companies in the United States, United Kingdom, West Africa, South East Asia as well as Australasia in the past. During the recent 5 years, Mr Khoo was extensively involved in project management and he developed overseas project expansion under for El Maniel International, Inc. and prior to 2010, Mr Khoo served as director since 2008 for Rich Global Investments Limited, a company domiciled and based in United Kingdom. Mr Khoo provided strategic management consulting services in areas of mergers and acquisitions under the company.

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

RFIE will consider for inclusion in its nominations of new Board of Director nominees proposed by stockholders who have held at least 1% of the outstanding voting securities of RFIE for at least one year. Board candidates referred by such stockholders will be considered on the same basis as Board candidates referred from other sources. Any stockholder who wishes to recommend for RFIE’s consideration a prospective nominee to serve on the Board of Directors may do so by giving the candidate’s name and qualifications in writing to RFIE’s at the following address: 244 Fifth Ave Ste. #1563, New York, NY 10001.

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

All other Fees

The total fees charged to the company for all other fees were $0 for the fiscal year ended December 31, 2012.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Articles of Incorporation		S-1		3.1	08/23/12
3.2	Bylaws of Redfield Ventures, Inc.		S-1		3.2	08/23/12
31	Certification of Long Nguyen pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification of Long Nguyen pursuant to Section 906 of the Sarbanes-Oxley Act	X

101.INS*	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

* Previously filed, no change in data.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 9, 2015.

REDFIELD VENTURES, INC.
REGISTRANT

By:	/s/ Mauricio Gonzalez
Mauricio Gonzalez
Chief Executive Officer and
Principal Accounting Officer

FINANCIAL STATEMENTS SCHEDULE

John Scrudato CPA

7 Valley View Drive

Califon, NJ 07830

908-534-0008

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Redfield Ventures, Inc.

Reno, Nevada

We have audited the accompanying balance sheet of Redfield Ventures, Inc. (the “Company”) as of December 31, 2013, and 2012 and the related statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2013, the period from January 27, 2012 (Date of Inception) through December 31, 2012, and for the period from January 27, 2012 (Date of Inception) through December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redfield Ventures, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the year ended December 31, 2013, the period from January 27, 2012 (Date of Inception) through December 31, 2013 and for the period from January 27, 2012 (Date of Inception) through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ John Scrudato CPA

John Scrudato, CPA

Califon, New Jersey

March 17, 2014

REDFIELD VENTURES, INC.

(A Development Stage Company)

BALANCE SHEETS

	December 31,	December 31,
	2013	2012
	(audited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$125	$389
Prepaid Expenses	29,561	0
Total Assets	$29,686	$389
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$9,301	$3,665
Accrued Interest payable	1509	251
Deposits received	16,095	100
Notes payable – current	24,306	6,600
Long-Term Liabilities
-	–	–
Total Liabilities	51,211	10,616
Stockholders’ Deficit
Common stock, par value $0.001; 200,000,000 shares authorized; 29,500,000 and 24,500,000 shares issued and outstanding, respectively	29,500	24,500
Paid-in Capital	45,000	0
Deficit accumulated during the development stage	(96,025)	(34,727)
Total Stockholders’ Deficit	(21,525)	(10,227)

Total Liabilities and Stockholders’ Deficit	$29,686	$389

The accompanying notes are an integral part of the financial statements.

REDFIELD VENTURES, INC.

 (A Development Stage Company)

STATEMENTS OF OPERATIONS

		For the Period	For the period
	For the	January 27,	from January 27
	Year Ended	2012	2012 (Inception)
	December 31,	to December 31,	Dec 31,
	2013	2012	2013
	(audited)	(audited)	(audited)

Revenues	$5,500	$–	$5,500

Operating Expenses
Website expenses	–	600	600
Consultancy fees	5,000	24,140	29,140
General and administrative expenses	43,910	3,721	47,631
Professional fees	16,630	6,015	22,645
Total Operating Expenses	65,540	34,476	100,016

Net Loss from Operations before other Income (Expense)	(60,040)	(34,476)	(94,516)
Other Income (Expense)
Interest expense	(1,258)	(251)	(1,509)
Net Income (Loss) Before Provision for Income Taxes	(61,298)	(34,727)	(96,025)
Provision for Income Taxes	0	0	0
Net Loss	$(61,298)	$(34,727)	$(96,025)

Net Loss Per Share: Basic and Diluted	$(0.00)	$0.00

Weighted Average Number of Shares Outstanding:	29,397,083	24,500,000
Basic and Diluted

The accompanying notes are an integral part of the financial statements.

REDFIELD VENTURES, INC.

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM JANUARY 27, 2012 (INCEPTION) TO DECEMBER 31, 2013

				Deficit
				accumulated
			Additional	during the
	Common stock		paid-in	development	Total
	Shares	Amount	Capital	Stage	(Audited)
Inception, January 27, 2012	–	$–	$–	$–	$–
Founders Shares issued January 27, 2012 as compensation for services	24,140,000	24,140	–	–	24,140
Shares issued for cash at $0.001 per share	360,000	360	–	–	360
Net loss for the period April 1, 2012 through December 31, 2012	–	–	–	(34,727)	(34,727)
Balance, December 31, 2012	24,500,000	24,500	–	(34,727)	(10,227)
Shares issued for cash at $0.01 per share	5,000,000	5,000	45,000	–	50,000
Net loss for the period January 1, 2013 through December 31, 2013	–	–	–	(61,298)	(61,298)
Balance, December 31, 2013	29,500,000	$29,500	$45,000	$(96,025)	$(21,525)

The accompanying notes are an integral part of the financial statements.

REDFIELD VENTURES, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

		For the Period	For the period
	For the Year	January 27,	from January 27
	Ended	2012	2012 (Inception)
	December 31,	to December 31,	December 31,
	2013	2012	2013
	(audited)	(audited)	(audited)
Cash Flows from Operating Activities
Net loss for the period	$(61,298)	$(34,727)	$(96,025)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Stock issued as compensation for services	–	24,140	24,140
Changes in assets and liabilities:
Decrease (increase) in prepaid expenses	(29,561)	–	(29,561)
Increase (decrease) in accrued expenses	5,636	3,733	9,369
Increase (decrease) in deposits	15,995	100	16,095
Increase (decrease) in accrued interest payable	1,258	183	1,441
Net Cash used in Operating Activities	(67,970)	(6,571)	(74,541)
Cash flows from Investing Activities
None	–	–	–
Net Cash provided by Investing Activities
Cash flows from Financing Activities
Proceeds from sale of common stock	50,000	360	50,360
Notes payable	17,706	6,600	24,306
Net Cash provided by Financing Activities	67,706	6,960	74,666
Net Increase (Decrease) in Cash	(264)	389	125
Cash and cash equivalents, beginning of period	389	–	–
Cash, end of period	$125	$389	$125

Supplemental disclosure of cash flow activities:
Interest paid	1,258	251	1,509
Income taxes paid	–	–	–

Supplemental disclosures of non cash activities:
Common stock issued for services	–	24,140	24,140

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

