Form 10-Q/A
period 2014-09-30
Redfield Ventures, Inc
filed 2015-02-09
CIK 1554300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q-A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  There are 29,500,000 common shares issued and outstanding as of October 31st, 2014.

EXPLANATORY NOTE

Note, this Amendment is filed in order to clarify certain notes and descriptive references made in the original filing.

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

Basis of Preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial statement presentation and in accordance with Form 10-Q. Accordingly, they do not include all of the information and footnotes required in annual financial statements. In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position and results of operations and cash flows for the interim periods reported in this Form 10-Q. The results of operations presented are not necessarily indicative of the results to be expected for any other interim period or for the entire year. These unaudited consolidated financial statements should be read in conjunction with the 2013 audited annual financial statements included in the Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 8th, 2014.

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

Our Business

Redfield Ventures Inc. is a publicly held investment company and a marketing research service provider focused on private and small-cap IT-companies. Redfield's general plan of operation is to provide marketing research services to small and medium-sized enterprises which seeks to enhance their marketing management strategies.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30th, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL - INTEGRATED FRAMEWORK.

Our management concluded that, as of September 30th, 2014, our internal control over financial reporting was effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the quarter ended September 30th, 2014 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

Item 5.   Other Information.

Security Ownership of Certain Beneficial Owners.

The following table sets forth, as the period ended September 30th, 2014, the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. None of our Directors or officers currently own common shares of the company. The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares.

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

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 9th, 2015.

REDFIELD VENTURES, INC.
REGISTRANT

By:	/s/ Mauricio Gonzalez
Mauricio Gonzalez
Chief Executive Officer and
Principal Accounting Officer

