Form 10-Q/A
period 2014-09-30
Redfield Ventures, Inc
filed 2015-03-09
CIK 1554300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Amendment No. 2

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

EXPLANATORY NOTE

Note, this Amendment is filed in order to clarify certain control & procedure wording which was conflictual in the original Amendment filing, no accounting or financials have been altered or changed herein.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements:

	Balance Sheets at September 30th, 2014 (Unaudited) and December 31st, 2013 (audited)	3

	Statements of Operations for the Three and Nine Months Ended September 30th, 2014 and 2013(Unaudited),and January 27 (inception) to September 30th, 2014	4

	Statements of Cash Flows for the Nine Months Ended September 30th, 2014 and 2013 (Unaudited), and January 27 (inception) to September 30th, 2014	5

	Notes to Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4.	Controls and Procedures	16

REDFIELD VENTURES, INC.

(A Development Stage Company)

BALANCE SHEETS

	September 30,	December 31,
	2014	2012
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$8,059	$125
Prepaid Expenses	–	29,561
Total Assets	$8,059	$29,686
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$18,629	$9,301
Accrued Interest payable	0	1,509
Deposits received	0	16,095
Notes payable – current	100,000	24,306
Long-Term Liabilities
	–	–
Total Liabilities	118,629	51,211
Stockholders’ Deficit
Common stock, par value $0.001; 200,000,000 shares authorized; 29,500,000 and 29,500,000 shares issued and outstanding, respectively	29,500	29,500
Paid-in Capital	45,000	45,000
Deficit accumulated during the development stage	(185,070)	(96,025)
Total Stockholders’ Deficit	(110,570)	(21,525)

Total Liabilities and Stockholders’ Deficit	$8,059	$29,686

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2014, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6.       Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Principal Executive Officer Certification and Principal Financial Officer Certification

32.1	Certifications under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

* Previously filed or furnished.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 4th, 2015.

REDFIELD VENTURES, INC.
REGISTRANT

By:	/s/ Mauricio Gonzalez
Mauricio Gonzalez
Director, Chief Executive Officer and
Chief Financial Officer

