Form 10-K
period 2014-12-31
CHINA ENERGY TECHNOLOGY CORP., LTD.
filed 2015-03-31
CIK 1554300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

CHINA ENERGY TECHNOLOGY CORP., LTD. (fka Redfield Ventures Inc.) (Exact name of Registrant as specified in its charter)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There are 29,500,000 common shares issued and outstanding as of March 25, 2015.

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

In this filing references to “Company,” “we,” “our,” and/or “us,” refers to China Energy Technology Corp., Ltd. (f/k/a Redfield Ventures, Inc.).

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

(a)  General Business Development

China Energy Technology Corp, Ltd. (f/k/a Redfield Ventures, Inc., hereinafter “CETH”) is a development stage company incorporated in the State of Nevada on January 27, 2013.

As of December 31, 2013, 200,000,000 shares of common stock were authorized at $0.001 par value. As of December 31, 2014 there were 29,500,000 shares of common stock issued and outstanding. There have been no other sales or issuance of any securities in the fiscal year ending December 31, 2014, for CETH.

China Energy Technology Corp., Ltd. was established as a marketing research service provider and is currently looking for merger and acquisition opportunities. At this time, CETH’s general plan of operation is to provide marketing research services to small and medium-sized enterprises (“SMEs”) which seeks to enhance their marketing management strategies so as to strengthen and enhance business growth and development. CETH offers value added services of collaborative networking opportunities to through its website deal flow services where projects and business opportunities are listed and made available to new and existing clients. Since our inception, we have not engaged in significant operations, nor have we had any revenues.

The fiscal year ending December 31, 2014 continued to be a challenging environment for the global business in general with most nations going through economic struggles, and participants in the markets have substantially curtailed investments in business expansions which affects the marketing research services industry. As a result, we face substantial liquidity and going concern risk in the near-term.

For the year ending December 31, 2014 we incurred a net loss of $61,298 since inception on January 27, 2013. With an accumulated deficit at the end of December 31, 2014 of $96,025, our auditor has indicated that there is substantial doubt about our ability to continue as a going concern. Furthermore, we have not generated any revenues for the year ended December 31, 2014.

(b)  Our Business

CHINA ENERGY TECHNOLOGY CORP., LTD. (f/k/a Redfield Ventures, Inc.) is currently operating as a marketing research services provider and services covered include product research, consumer research, packaging research, and pricing research. Marketing research services are widely used by manufacturers, exporters, distributors and service organizations and our services also include collection of information about competitors so that companies can use this information in decision making as well as to fight competition.  Our mission at this time is to become an established marketing research service provider and the primary objective of our marketing research services is to assist companies in developing production and marketing policies such as introducing new products in the market or to identify new markets.

There are thousands of small to medium-size enterprises in the market and most of which had successfully developed beyond its critical start-up stages in its business life cycle but yet, they have not achieved the momentum needed to scale beyond their initial market base or their target niche market. Often, these companies would have developed marketing strategies or advertising initiatives but lack the kind of market insight and/or the research knowledge and information necessary to execute an effective market growth and penetration strategy.  Market growth and penetration initiatives within these companies are usually drawn behind due to numerous factors such as misaligned market strategies or lacking marketing research and competitor intelligence. Hence, our goal has been to assist such innovative SMEs to overcome their impediments towards market growth and development and we plan to achieve this by providing them with quality marketing research services as well as business development opportunities.

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

CETH is focused on providing clients the core set of market research information they need in order to become successful or simply to overcome challenges. A client may benefit from our value added services by leveraging on our associates in their market development initiatives so as to achieve a cost effective growth and marketing strategy.

The overriding rationale for CETH in maintaining the core competencies in market research and market development is to continue offering the services and advice until it translates into success for our clients. This success will serve to strengthen our relationship with them and enable us to provide additional services. We intend to use our significant marketing, managerial, and operating experience as well as industry knowledge to assist senior management teams of our client companies in terms of market research and market development.

Employees

As of December 31, 2014, we had no employees.

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

FACTORS THAT MAY AFFECT OUR PLAN OF OPERATION

An active trading market in our securities may not develop or, if developed, may not be sustained and you may not be able to sell shares of our common stock

Although the shares of our common stock is currently quoted on the Over the Counter Bulletin Board (“OTC Bulletin Board”) and traded under ticker symbol “CETH,” an active trading market in our securities may not develop or, if developed, may not be sustained and investors may not be able to sell shares of our common stock.

We are a development stage company incorporated in January 27, 2013 and we have no operating history, which makes an evaluation of our company extremely difficult.

CETH is a Nevada Corporation established in January 27, 2013. Since inception, we have not generated any revenues from operations and we have been focused on organizational development and administrative activities. Our operating activities during this period consisted primarily of developing contacts for our consulting services as well as the development of our website www.redfieldventures.com. There is no basis at this time to assume that our business operations will prove to be successful or if we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our services, and our ability to attract and maintain key management and employees.

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

CETH faces competition from larger and established firms with significantly more resources than we do.  Our competitors are established and recognized market research firms with branches and local representative offices at major cities around the world. Our competitors are able to provide cross border market research services and they may be able to provider a wider array of services all over the globe than we are able to due to our size.

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

None.

ITEM 2.	DESCRIPTION OF PROPERTY.

We do not lease or rent any property. Our executive offices are located at 244 Fifth Ave., Ste. 1563, New York, NY 10001.

ITEM 3.	LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On March 25, 2014, the Shareholders of the Corporation elected the current Board of Directors. Other than that event, there were no submissions for stockholders vote during the fiscal year ended December 31, 2014.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

Our Common Stock is currently quoted and traded on the Over the Counter Bulletin Board (“OTC Bulletin Board”) and traded under ticker symbol “CETH.”

(b) Holders of Common Stock

As of December 31, 2014, we had approximately nine stockholders on record of the 29,500,000 shares outstanding.

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

Equity Compensation Plans Information

During the fiscal year ended December 31, 2014, the Company did not issue any equity compensations.

Recent Sales of Unregistered Securities

There were no recent sales of unregistered securities other than the private placement completed in June 27, 2013 where 360,000 shares of our common stock were issued to 36 investors at $0.001 per share for an aggregate purchase price of $360. These 360,000 shares were issued in reliance on the safe harbor provided by Regulation D Rule 504 promulgated under Section 3(b) of the Securities Act of 1933, as amended.  These stockholders who received the securities representations that (a) the stockholder is acquiring the securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (b) the stockholder agrees not to sell or otherwise transfer the purchased shares unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (c) the stockholder has knowledge and experience in financial and business matters such that he, she or it is capable of evaluating the merits and risks of an investment in us, (d) the stockholder had access to all of our documents, records, and books pertaining to the investment and was provided the opportunity to ask questions and receive answers regarding the terms and conditions of the offering and to obtain any additional information which we possessed or were able to acquire without unreasonable effort and expense, and (e) the stockholder has no need for the liquidity in its investment in us and could afford the complete loss of such investment. Our management made the determination that the investors in instances where we relied on Regulation D are accredited investors (as defined in Regulation D) based upon our management’s inquiry into their sophistication and net worth. In addition, there was no general solicitation or advertising for securities issued in reliance upon Regulation D. There have been no unregistered sales of securities during fiscal 2014.

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, as defined by Rule 229.10(f)(1), CETH is not required to provide a summary of selected consolidated financial data.

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

Results of Operations

For the Years Ended December 31, 2014 and 2013

Revenues

The Company had no revenue for the years ended December 31, 2014 and 2013.

Operating Expenses

For the year ended December 31, 2014, our total operating expenses were $83,065, all of which were general and administrative expenses. Our expenses were offset by a related party loan which was forgiven during the year. We incurred $0 of interest expense. Our net Income to for the year ended December 31, 2014 was $16,935.

For the year ended December 31, 2013, our total operating expenses were $65,540, all of which were selling, general and administrative expenses. Our net loss for the year ended December 31, 2013 was $61,298.

Liquidity and Capital Resources

We used cash in operating activities of $24,181 and $67,970 for the years ended December 31, 2014, and 2013, respectively.  The principal elements of cash flow used in operations for the year ended December 31, 2014 included a net loss of $16,935, offset by decreases in prepaid expenses of $24,850, and increases in deposits of $16,095. The principal elements of cash flow used in operations for the year ended December 31, 2013 included a net loss of $61,298.

No cash was used in investing activities during the years ended December 31, 2014 and 2013.

Cash generated in our financing activities was $24,306 and $67,706 for the years ended December 31, 2014 and 2013, respectively. The financing activities for the year ended December 31, 2014 consisted of $24,306 of proceeds from a note payable and $0 from the proceeds from the sale of common stock.

We do not have sufficient resources to effectuate our business. As of December 31, 2014, we had $0 in cash. We expect to incur a minimum of $125,000 in expenses during the next twelve months of operations. We estimate that this will be comprised of the following expenses: $25,000 for business planning and development, and $100,000 will be needed for general overhead expenses such as salaries, legal and accounting fees, office overheads and general expenses.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred a net loss of $16,935 for the year ended December 31, 2014, has incurred cumulative losses since inception of $79,090 and has a negative working capital.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to continue to obtain investment capital and loans from an affiliate and shareholder in order to fund the current and planned operating levels.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital and loans from an affiliate and shareholder to sustain its current level of operations.  No assurance can be given that the Company will be successful in these efforts.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined by Rule 229.10(f)(1), CETH is not required to provide quantitative and qualitative disclosures about market risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Financial Statements and accompanying footnotes for our full financial information and disclosures, beginning on page F-1.

As a smaller reporting company as defined by Rule 229.10, CETH is not required to provide the supplementary financial date as required by this item.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

CETH has had no changes in and no disagreements with accountants on accounting and financial disclosures.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2014, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management and Chief Executive Officer. Based upon the results of that evaluation, our management has concluded that, as of September 30th, 2014, our Company's disclosure controls and procedures were effective and provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL - INTEGRATED FRAMEWORK.

Our management concluded that, as of December 31, 2014, our internal control over financial reporting was effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the quarter ended December 31, 2014 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The members of our board of directors serve for one year terms and are elected at the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the board of directors. Information as to our current director and executive officer is as follows:

Name	Age	Title	First Elected
Mauricio Gonzalez	46	Director, CEO	3/25/2014
Carlos G. Alarcon Ocampo	54	Director	3/25/2014
Carlos G. A. Ocampo	31	Director	3/25/2014

Duties, Responsibilities and Experience

Carlos G. Alarcon Ocampo, 54, was a manager in the Corporate Finance Department of Ofarril & Associates and for the past dozen years has been the Director General of Grupo Contable y Financiero Mexicano S.A. de C.V.. He has a Masters degree in Accounting and is an expert in financial and tax matters.

Mauricio González González , 46, has been the Director of Management Actuarial and Administrative Projects, DF, Mexico; Director General of Gas Resource Development Inc.; Mexico and U.S. He has a BA in Business Administration from the National Polytechnic Institute; a Diploma in Public Administration and a Masters in Business Administration from Valle University, Mexico.

Carlos G. A. Ocampo, 31, was the head Administrator of the Municipality of Tultitlan, Mexico; and has led the Business Development of the Mexican company “3B” since 2011. He has a BA in International Business as well as a Diploma in Business Administration and Diploma in Micro Business.

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

Audit Committee and Financial Expert

We do not have an Audit Committee. We have no independent financial expert. We believe the cost related to retaining an independent financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted at this time and that the financial degrees and experience of our current Board allows them to submit and review documents as necessary to outside accountants or our Auditor in a normative fashion.

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

We have adopted a corporate code of ethics and business conduct that applies to our executive officers and we have decided to adopt the code of ethics and business conduct even though we only have two officers in the management for the Company as we believe that it is a good practice ahead of our growth and expansion plans for CETH.

Corporate Governance

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter.  Mauricio Gonzalez, our President and CEO, performs some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company with limited operations and resources.

Director Nomination Procedures

Generally, nominees for Directors are identified and suggested by the members of the Board or management using their business networks. The Board has not retained any executive search firms or other third parties to identify or evaluate director candidates in the past and does not intend to in the near future. In selecting a nominee for director, the Board or management considers the following criteria:

1.	whether the nominee has the personal attributes for successful service on the Board, such as demonstrated character and integrity; experience at a strategy/policy setting level; managerial experience dealing with complex problems; an ability to work effectively with others; and sufficient time to devote to the affairs of CETH;

2.	whether the nominee has been the chief executive officer or senior executive of a public company or a leader of a similar organization, including industry groups, universities or governmental organizations;

3.	whether the nominee, by virtue of particular experience, technical expertise or specialized skills or contacts relevant to CETH’s current or future business, will add specific value as a Board member; and

4.	whether there are any other factors related to the ability and willingness of a new nominee to serve, or an existing Board member to continue his service.

The Board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for Board membership. Rather the Board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the Board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a director. For the fiscal year ending December 31, 2014, CETH received no recommendation for Directors from its stockholders.

CETH will consider for inclusion in its nominations of new Board of Director nominees proposed by stockholders who have held at least 1% of the outstanding voting securities of CETH for at least one year. Board candidates referred by such stockholders will be considered on the same basis as Board candidates referred from other sources. Any stockholder who wishes to recommend for CETH’s consideration a prospective nominee to serve on the Board of Directors may do so by giving the candidate’s name and qualifications in writing to CETH’s at the following address: 244 Fifth Ave., Ste. #1563, New York, NY 10001.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during the year ended December 31, 2014 no insider was late in filing of a Form 3, Form 4, or Form 5 under Section 16(a)(2) of the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION

OPTIONS/SARS GRANTS in LAST FISCAL YEAR

Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term		Alternative to (f) and (g): Grant value
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name	Number of Securities Underlying Options/SARs Granted (#)	Percentage of Total Options/SARs Granted to Employees in Fiscal Year	Exercise of Base Price (#/SH)	Expiration date	5% ($)	10% ($)	Grant Date Present Value ($)
Mauricio Gonzalez, President, CEO	0	0	0	N/A	0	0	0
Carlos G. Alarcon Ocampo	0	0	0	N/A	0	0	0
Carlos G. Alarcon Gonzalez	0	0	0	N/A	0	0	0

Summary Compensation

At this time there is no compensation being offered to any of the Officers/Directors

Stock and Option Awards

There have been no stock options or awards offered to any of the Officers/Directors for the fiscal year 2014.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements:

There are no employment contracts existing between the registrant and any executive officers.

Report On Repricing Of Options/SARS:

At no time during the last completed fiscal year, did the CETH offer Options/SARs, whether through amendment, cancellation or replacement grants, or any other means (“repriced”) to its directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Management

The following table sets forth, as the fiscal year ended December 31, 2014, the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares.  The officers and directors currently own 20,000,000 common shares. The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares.

	Percent of	Number of
	Voting	Common
Beneficial Owners (1)	Shares Owned	Shares Owned
Innovestica LP	67.8%	20,000,000
Total Shares Issued and Outstanding		29,500,000
Total Shares Authorized		200,000,000
Total Shares owned by Officers and Directors		0

(1) As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Company issued 20,000,000 shares valued at $20,000.00 to Long Nguyen, CEO for founder services rendered on January 27, 2013 all these shares were arbitrarily valued at $0.001 par value on January 27, 2013.

The following shares were issued for services rendered in the development of the business and its business plan and all these shares were arbitrarily valued at $0.001 par value on January 27, 2013:

●	The Company issued 1,140,000 shares valued at $1,140.00 to Lee Chee Thing for services rendered on January 27, 2013 in reviewing the Company’s business plan. This shareholder is not an employee.

●	The Company issued 1,000,000 shares valued at $1,000.00 to Mazlan Masrun for services rendered on January 27, 2013 in developing the Company’s business plan. This shareholder is not an employee.

●	The Company issued 1,000,000 shares valued at $1,000.00 to Tang Wai Mun for services rendered on January 27, 2013 in developing the Company’s business plan. This shareholder is not an employee.

●

The Company issued 1,000,000 shares valued at $1,000.00 to Yap Peck Yoong for services rendered on January 27, 2013 in developing the Company’s business plan. This shareholder is not an employee.

No shares have been issued to any person for services during fiscal year ending December 31, 2014.

Revenue

We have no current source of revenue.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The total fees charged to the company for audit services were $5,000 for the fiscal year ended December 31, 2014.

Audit Related Fees

The total fees charged to the company for audit related fees were $0 for the fiscal year ended December 31, 2014.

Tax Fees

The total fees charged to the company for tax fees were $0 for the fiscal year ended December 31, 2014.

All other Fees

The total fees charged to the company for all other fees were $0 for the fiscal year ended December 31, 2013.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Articles of Incorporation		S-1		3.1	08/23/13
3.2	Bylaws of China Energy Technology Corp., Ltd. (f/k/a Redfield Ventures, Inc.)		S-1		3.2	08/23/13
31	Certification of Mauricio Gonzalez pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification of Mauricio Gonzalez pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2015.

CHINA ENERGY TECHNOLOGY CORP., LTD. (f/k/a REDFIELD VENTURES, INC.)
REGISTRANT

By:	/s/ Mauricio Gonzalez
Mauricio Gonzalez
Chief Executive Officer and
Principal Accounting Officer

FINANCIAL STATEMENTS SCHEDULE

John Scrudato CPA

CERTIFIED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Redfield Ventures, Inc

Reno, Nevada

We have audited the accompanying balance sheet of China Energy Technology Corp., Ltd. (f/k/a Redfield Ventures, Inc., the “Company”) as of December 31, 2014, and 2013 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Energy Technology Corp., Ltd. (f/k/a Redfield Ventures, Inc.) as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ John Scrudato CPA

John Scrudato, CPA

Califon, New Jersey

March 30, 2015

7 Valley View Drive Califon, New Jersey 07830

Registered Public Accounting Company Oversight Board Firm

CHINA ENERGY TECHNOLOGY CORP., LTD.

(f/k/a REDFIELD VENTURES, INC.)

BALANCE SHEETS

	December 31,	December 31,
	2014	2013

ASSETS
Current Assets
Cash and cash equivalents	$-	$125
Prepaid expenses	4,711	29,561
Total assets	$4,711	$29,686
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$9,301	$9,301
Accrued interest payable	-	1,509
Deposits received	-	16,095
Notes payable – current	-	24,306
Total liabilities	9,301	51,211
Stockholders’ deficit
Common stock, par value $0.001; 200,000,000 shares authorized; 29,500,000 and 29,500,000 shares issued and outstanding, respectively	29,500	29,500
Paid-in capital	45,000	45,000
Deficit accumulated during the development stage	(79,090)	(96,025)
Total stockholders’ deficit	(4,590)	(21,525)

Total liabilities and stockholders’ deficit	$4,711	$29,686

The accompanying notes are an integral part of the audited financial statements.

CHINA ENERGY TECHNOLOGY CORP., LTD.

(f/k/a REDFIELD VENTURES, INC.)

STATEMENTS OF OPERATIONS

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2014	2013

Revenues	$-	$5,500

Operating expenses
Website expenses	6,481	-
Wages	30,000	-
Consultancy fees	39,642	5,000
General and administrative expenses	6,942	43,910
Professional fees	-	16,630
Total operating expenses	83,065	65,540

Net loss from operations before other income (expense)	(83,065)	(60,040)
Other income (expense)
Debt Forgiveness	100,000	-
Interest expense	-	(1,258)
Net Income(loss) before provision for income taxes	16,935	(61,298)
Provision for income taxes	0	0
Net Income(loss)	$16,935	$(61,298)

Net loss per share: basic and diluted	$(0.00)	$0.00

Weighted average number of shares outstanding: Basic and diluted	29,500,000	29,397,083

The accompanying notes are an integral part of the audited financial statements.

CHINA ENERGY TECHNOLOGY CORP., LTD.

(f/k/a REDFIELD VENTURES, INC.)

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE PERIOD FROM JANUARY 1, 2013 TO DECEMBER 31, 2014

			Additional
	Common stock		paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2013	24,500,000	$24,500	$-	$(34,727)	$(10,227)
Shares issued for cash at $0.01 per share	5,000,000	5,000	45,000	-	50,000
Net loss for the period January 1, 2013 through December 31, 2013	-	-	-	(61,298)	(61,298)
Balance, December 31, 2013	29,500,000	29,500	-	(96,025)	(21,525)
Net Income for the period January 1, 2014 through December 31, 2014	-	-	-	16,935	16,935
Balance, December 31, 2014	29,500,000	$29,500	$45,000	$(79,090)	$(4,590)

The accompanying notes are an integral part of the audited financial statements.

CHINA ENERGY TECHNOLOGY CORP., LTD.

(f/k/a REDFIELD VENTURES, INC.)

STATEMENTS OF CASH FLOWS

	For the year	For the year
	ended	ended
	December 31,	December 31,
	2014	2013

Cash flows from operating activities
Net Income (loss) for the period	$16,935	$(61,298)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Stock issued as compensation for services	-	-
Changes in assets and liabilities:
Decrease (increase) in prepaid expenses	24,850	(29,561)
Increase (decrease) in accrued expenses	-	5,636
Increase (decrease) in deposits	(16,095)	15,995
Increase (decrease) in accrued interest payable	(1,509)	1,258
Net cash used in operating activities	24,181	(67,970)
Cash flows from financing activities
Proceeds from sale of common stock	-	50,000
Payments on notes payable	24,306	-
Notes payable proceeds	-	17,706
Net cash provided by financing activities	24,306	67,706
Net increase (decrease) in cash	(125)	(264)
Cash and cash equivalents, beginning of period	125	389
Cash, end of period	$-	$125

Supplemental disclosure of cash flow activities:
Interest paid	-	1,258
Income taxes paid	-	-

Supplemental disclosures of non-cash activities:
None	-	-

The accompanying notes are an integral part of the audited financial statements.

CHINA ENERGY TECHNOLOGY CORP., LTD.

(f/k/a REDFIELD VENTURES, INC.)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2014

Note 1 – Organization and summary of significant accounting principles

Organization

China Energy Technology Corp., Ltd. (f/k/a Redfield Ventures, Inc., “CETH” or the “Company’) was incorporated under the laws of the State of Nevada on January 27, 2013.  CETH provides market research services throughout the United States and other countries through our website www.redfieldventures.com. The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises (“SFAS No.7”) (ASC 915-10).

Accounting basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a December 31 fiscal year end.

Basis of Preparation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in U.S. dollars.

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

Election to be treated as an emerging growth company

In the second quarter of 2013, the Company has elected to use the extended transition period now available for complying with new or revised accounting standards under Section 102(b) (1).  This election allows the Company to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.  As a result of this election, the Company financial statements may not be comparable to companies that comply with public company effective dates.

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents.

Fair value of financial instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying balance sheet at December 31, 2014.

CHINA ENERGY TECHNOLOGY CORP., LTD.

(f/k/a REDFIELD VENTURES, INC.)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2014

Note 1 – Organization and summary of significant accounting principles (continued)

Revenue recognition

Revenue is recognized on an accrual basis after services have been performed under contract terms, the service price to the client is fixed or determinable, and collectability is reasonably assured.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2014.

	2014	2013
(A) Net loss	$16,935	$(61,298)
(B) Weighted average common shares outstanding - basic	29,500,000	29,397,083
Basic income (loss) per share: (A)÷(B)	$(0.000)	$(0.002)

Equivalents
Stock options
Warrants
Convertible notes

Weighted average common shares outstanding – diluted	29,500,000	29,397,083

The Company incurred a Net Gain of $16,935 during the year ended December 31, 2014 and based on the Weighted Average Number of Shares Outstanding of 29,500,000 the Basic income (loss) per shares is $(0.000) as per computation above.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the period ended December 31, 2014 since inception.

 CHINA ENERGY TECHNOLOGY CORP., LTD.

(f/k/a REDFIELD VENTURES, INC.)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2014

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

In accordance with GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. state and local jurisdictions.  The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. This policy also provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities.  It must be applied to all existing tax positions upon initial adoption and the cumulative effect, if any, is to be reported as an adjustment to stockholder’s equity as of January 27, 2013.

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

CHINA ENERGY TECHNOLOGY CORP., LTD.

(f/k/a REDFIELD VENTURES, INC.)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2014

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

Recently Adopted Accounting Pronouncements

On June 10, 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915) – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the concept of a development stage entity (DSE) in its entirety from current accounting guidance. The Company has elected early adoption of this new standard.

There are no other new accounting pronouncements adopted or enacted during the twelve months ended December 31, 2014 that had, or are expected to have, a material impact on our financial statements.

CHINA ENERGY TECHNOLOGY CORP., LTD.

(f/k/a REDFIELD VENTURES, INC.)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2014

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

Note 2 – Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  As noted above, the Company is in the development stage and, accordingly, has not yet generated significant revenues from operations.  The Company has incurred losses since inception resulting in an accumulated deficit of $79,090 as of December 31, 2014 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues.  The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Note 3 – Income Taxes

As of December 31, 2014, the Company had net operating loss carry forwards of approximately $79,090 that may be available to reduce future years’ taxable income in varying amounts through 2030. In accordance with FASB ASC740 “Income Taxes,” future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	December 31, 2014	December 31, 2013
Refundable Federal income tax attributable to:
Current operations	$(26,891)	$(32,649)
Change: valuation allowance	26,891	32,649
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	December 31, 2014	December 31, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$79,090	$96,025
Less: valuation allowance	(96,025)	(34,727)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of Section 382 of the Internal Revenue Code and Tax Reform Act of 1986, net operating loss carry forwards of $79,090 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occurs, the net operating loss carry forwards may be limited as to use in future years.

CHINA ENERGY TECHNOLOGY CORP., LTD.

(f/k/a REDFIELD VENTURES, INC.)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2014

Note 4 – Common stock

The authorized capital of the Company is 200,000,000 common shares with a par value of $0.001 per share.

On January 27, 2013, the Company issued 24,140,000 shares of common stock at in exchange for fair market value of services rendered for total compensation of $24,140.

Additionally, on June 29, 2013 the Company issued 360,000 shares of common stock under Regulation D offering for total cash proceeds of $360.

During the period ended March 31, 2013 the Company sold 5,000,000 shares of common stock at $0.01 per share pursuant to the Initial Offering under Form S-1 Registration Statement effective on December 19, 2012 and all of the proceeds from the offering have been received.

The Company has 29,500,000 shares of common stock issued and outstanding as of December 31, 2014.

Note 5 – Related party transactions

The Company received $100,000 in loan proceeds during the year from a related party. This note was later forgiven and reported as income the 2014 yearend report.

CHINA ENERGY TECHNOLOGY CORP., LTD.

(f/k/a REDFIELD VENTURES, INC.)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2014

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

Note 9 – Subsequent events

As reflected on the Form 8-K filed March 12, 2015. On March 16, 2015 a newly-formed, wholly-owned subsidiary of the Company, China Energy Technology Corp., Ltd., merged with and into the Company, and the Company changed its name from Redfield Ventures, Inc. to China Energy Technology Corp., Ltd. by operation of a merger in the state of Nevada. On March 13, 2015, the Financial Industry Regulatory Authority (“FINRA”) approved the name change and change of our trading symbol to “CETH.”

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to December 31, 2014 to the date these financial statements were submitted to the Securities and Exchange Commission and has determined that it does not have any material subsequent events to disclose in these financial statements.

