Form 10-Q
period 2015-03-31
CHINA ENERGY TECHNOLOGY CORP., LTD.
filed 2015-05-20
CIK 1554300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 000-55001

CHINA ENERGY TECHNOLOGY CORP., LTD.

(Exact name of registrant as specified in its charter)

Nevada	45-4380591
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

No. 1122 South Yanan Street

New District, Bengbu, Anhui Province

P.R. China

(Address of principal executive offices)

+86.552.411.6868

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller Reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 190,000,000 shares of the issuer’s common stock outstanding as of May 20, 2015.

CHINA ENERGY TECHNOLOGY CORP., LTD.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

2

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

CHINA ENERGY TECHNOLOGY CORP., LTD
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$51,953	$26,870
Restricted cash	806,582	1,772,878
Accounts receivable, net	699,806	686,076
Advances to suppliers	5,305,093	4,411,535
Due from related parties	2,062,853	3,036,132
Inventory	358,327	291,260
Deferred tax assets	48,243	27,045
Other current assets	1,343,198	1,391,767
Total current assets	10,676,055	11,643,563

Property, plant and equipment, net	1,435,804	1,485,248
Intangible assets, net	8,976	9,522
Total assets	$12,120,835	$13,138,333

LIABILITIES AND EQUITY

Current liabilities
Short-term loans	$4,678,174	$3,868,098
Notes payable	806,582	2,578,732
Accounts payable	552,430	529,666
Advance from customers	962,533	912,367
Taxes payable	1,247,049	1,244,734
Other current liabilities	908,991	639,950
Total current liabilities	9,155,759	9,773,547

Equity
Common Stock ($0.001 par value; authorized - 200,000,000 shares; issued and outstanding - 190,000,000)	$190,000	-
Paid in capital	-	1,054,235
Additional Paid in capital	864,235	-
Retained earnings	1,554,882	1,955,238
Statutory reserve	298,963	298,963
Accumulated other comprehensive income	56,996	56,350
Total stockholders' equity	2,965,076	3,364,786

Total liabilities and equity	$12,120,835	$13,138,333

The accompanying notes are an integral part of these financial statements.

CHINA ENERGY TECHNOLOGY CORP., LTD
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For Three Month ended
	March 31, 2015	March 31, 2014
	(Unaudited)	(Unaudited)

REVENUE	$33,891	$24,883

COST OF GOODS SOLD	36,489	22,835

GROSS PROFIT	(2,598)	2,048

OPERATING EXPENSES
Selling expenses	51,812	78,309
Administrative expenses	282,795	85,105
Depreciation and amortization expenses	10,278	13,028
Total operating expenses	344,885	176,442

INCOME (LOSS) FROM OPERATIONS	(347,483)	(174,394)

OTHER INCOME/(EXPENSES)
Interest income	9,886	194
Interest expense	(83,711)	(29,562)
Other income/(expenses), net	(96)	(10,599)
Total other income (loss), net	(73,921)	(39,967)

INCOME BEFORE INCOME TAXES	(421,404)	(214,361)

Provision for income taxes	(21,048)	156,204

NET INCOME	(400,356)	(370,565)

Foreign currency translation gain	646	-
Comprehensive income	$(399,710)	$(370,565)

Weighted average number of shares outstanding:
Basic and diluted	190,000,000	-

Earnings (Net loss) Per share	$(0.002)	-

The accompanying notes are an integral part of these financial statements.

CHINA ENERGY TECHNOLOGY CORP., LTD
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	March 31, 2015	March 31, 2014
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net (loss) income	$(400,356)	$(370,565)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expenses	51,035	56,831
Bad debt expense	141,257	600
Deferred tax benefit(expenses)	(21,048)	156,204
Changes in operating assets and liabilities
Account Receivable	(14,929)	108,284
Advance to suppliers	(884,292)	(650,507)
Due from related party	970,227	344,442
Inventory	(66,408)	(201,032)
Subsidy receivables	-	-
Other current assets	(89,830)	16,410
Notes payable	(1,763,946)	1,310,945
Accounts Payable	22,153	(624,161)
Advance from customers	49,049	-
Due to related party	-	-
Tax Payable	1,184	(10,128)
Deferred tax liabilities	-	-
Other current liabilities	266,871	190,119
Net cash provided by (used in) operating activities	(1,739,033)	327,442

Cash Flows from Investing Activities
Purchase of property and equipment	-	-
Purchases of intangible assets	-	-
Net cash used in investing activities	-	-

Cash Flows from Financing Activities
Additional paid-in capital	-	-
Short-term loan	801,794	163,868
Net cash provided by financing activities	801,794	163,868

Effect of exchange rate changes on cash and cash equivalents	(3,974)	(18,010)

Net increase in cash and cash equivalents	(941,213)	473,300

Cash and cash equivalents, beginning balance	1,799,748	343,963

Cash and cash equivalents, ending balance	$858,535	$817,263

Supplemental cash flow information
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$83,711	$29,562

The accompanying notes are an integral part of these financial statements.

CHINA ENERGY TECHNOLOGY CORP., LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - ORGANIZATION AND BUSINESS BACKGROUND

Organization and Business

China Energy Technology Corp., Ltd. (the “Company”) was incorporated as Redfield Ventures Inc. in Nevada on January 27, 2012. The Company’s original business plan was to engage in strategic marketing research and consultancy, marketing communications, and business alliance synergy providing clients with key solutions in achieving business objectives. Prior to the Share Exchange (as defined below), the Company’s Board of Directors (“Board”) determined to discontinue operations in this area and to seek a new business opportunity.

On March 31, 2015, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Fine Progress Group Limited, a British Virgin Islands company (“FPG BVI”), and its shareholders, which closed on the same date. Pursuant to the terms of the Share Exchange Agreement, FPG BVI’s 100 shares of capital stock were exchanged for an aggregate of 180,500,000 shares of the Company’s common stock, $0.001 par value per share (the “Share Exchange”), and FPG BVI became the Company’s wholly-owned subsidiary.

FPG BVI controls Anhui Renrenjia Solar Co., Ltd. (“Anhui Solar”), the Company’s operating company based in the People’s Republic of China (the “PRC”), through Ren Re Jia International Limited, FPG BVI’s 100% owned subsidiary organized in the Hong Kong Special Administrative Region (“RRJI (HK)”). RRJI (HK) is the 100% owner of Anhui Zhijia Cornerstone Electronics Technology Co., Ltd. (“Anhui Electronics”), the Company’s subsidiary organized in the PRC. Anhui Electronics controls Anhui Solar through contractual arrangements commonly known as “VIE” or “variable interest entity” arrangements on the mainland in the PRC.

Pursuant to the Share Exchange, the Company acquired the business of Anhui Solar, which is the manufacture and sale of solar powered water heater systems in the PRC. As a result, the Company ceased to be a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. The Company has changed its business focus to the business ofAnhui Solar, and will continue the existing business operations of Anhui Solar as a publicly-traded company under the name China Energy Technology Corp., Ltd.

The Share Exchange has been treated as a recapitalization of the Company for financial accounting purposes. FPG BVI is considered the acquirer for accounting purposes, and the historical financial statements of China Energy Technology Corp., Ltd. (formerly known as Redfield Ventures Inc.) before the Share Exchange will be replaced with the historical financial statements of FPG BVI and its consolidated entities before the Share Exchange in all future filings with the Securities and Exchange Commission.

Basis of Presentation

The accompanying condensed consolidated financial statements include the activities of China Energy Technology Corp., Ltd. and its wholly owned subsidiary, FPG BVI, and its consolidated subsidiaries. All intercompany transactions have been eliminated in these consolidated financial statements.

The financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of the Company's management, the financial statements include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company's financial position for the periods presented.

Certain information in footnote disclosures normally included in the financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and have been condensed or omitted pursuant to such principles and the financial results for the periods presented may not be indicative of the full year’s results. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s audited financial statements in Amendment No. 1 to the Current Report on Form 8-K the Company filed with the Securities and Exchange Commission on May 20, 2015.

Note 2 - SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to U.S. GAAP and have been consistently applied in the preparation of the financial statements.

Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB ASC Topic 820 that requires the Company to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

Fair Value Measurements

FASB ASC Topic 820, Fair Value Measurements and Disclosures, clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements.

Various inputs are considered when determining the fair value of the Company’s debt. These inputs are summarized in the three broad levels listed below.

Level 1 – observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets.

Level 2 – other significant observable inputs (including quoted prices for interest rates, credit risk, etc.).

Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments).

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets or liabilities carried and measured on a recurring basis during the reporting periods.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment.

Translation of Foreign Currencies

The Company’s principal country of operations is the PRC. The Company maintains their books and accounting records in PRC currency “Renminbi” (“RMB”), which has been determined as the functional currency. Transactions denominated in currencies other than RMB are translated into RMB at the exchange rates prevailing on the date of the transactions, as quoted by the Federal Reserve Board. Foreign currency exchange gains and losses resulting from these transactions are included in operations.

The Company’s financial statements are translated into the reporting currency, the United States Dollar (“USD”). Assets and liabilities of the entity are translated at the prevailing exchange rate at each reporting period end date. Contributed capital accounts are translated using the historical rate of exchange when capital is injected. Income and expense accounts are translated at the average rate of exchange during the reporting period. Translation adjustments resulting from the translation of these financial statements are reflected as accumulated other comprehensive income in shareholders’ equity.

Statement of Cash Flows

In accordance with Statement FASB ASC Topic 230, Statement of Cash Flows, cash flow from the Company's operations is calculated based upon the local currencies and translated to the reporting currency using an average foreign exchange rate for the reporting period. As a result, amounts related to assets and liabilities reported in the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with US GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and judgments on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances. Estimates and assumptions of future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Significant estimates and assumptions by management include: useful lives of long-lived assets and intangible assets, valuation of inventory, accounts receivable, notes receivable and deferred taxes. While the Company believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from those estimates. Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary.

Cash and Cash Equivalents

Cash and cash equivalents represent cash on hand and interest-bearing deposits held at call with banks. The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Restricted cash

Restricted cash represents deposits held at banks with restrictions imposed since the Company uses the restricted cash to pledge with banks for the purpose of issuing bank acceptances. The restricted cash could not be readily useable until the pledge is retired.

Accounts Receivable

Accounts receivable are recorded at the sales amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business and the credit policy is decided by its senior management. An allowance for doubtful accounts is established and determined based on management’s assessment of known requirements, aging of receivables, payment and bad debt history, the customer’s current credit worthiness, changes in customer payment patterns and the economic environment.

Advance to Suppliers

The Company periodically makes advances to vendors for purchases of raw materials and fixed assets, and records these purchases as advance to suppliers.

Inventory

Inventory consists of raw materials, finished goods of manufactured products and low-value suppliers.

Inventory is stated at lower of cost or market and consists of materials, labor and overhead. The Company uses the weighted average method for inventory valuation. Overhead costs included in finished goods include direct labor cost and other costs directly applicable to the manufacturing process. The Company evaluates inventory for excess, slow moving, and obsolete inventory as well as inventory the volume of which is in excess of its net realizable value. This evaluation includes analysis of sales levels by product and projections of future demand. If future demand or market conditions are less favorable than the Company’s projections, a write-down of inventory may be required, and would be reflected in cost of goods sold in the period the revision is made. There was no inventory allowance provided for the years ended December 31, 2014 and 2013, respectively.

Property, Plant and Equipment

Property, plant and equipment are carried at the lower of cost or fair value. Maintenance, repairs and minor renewals are expensed as incurred; major renewals and improvements that extend the lives or increase the capacity of plant assets are capitalized.

When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in the results of operations in the reporting period of disposition.

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. The depreciable lives applied are:

Buildings	20 years
Machinery Equipment	10 years
Motor Vehicles	5 years
Electronic Equipment	5 years
Leasehold Improvement	Less of the lease term or 5 years

Revenue Recognition

The Company recognizes revenue when it is both earned and realized or realizable. The Company’s policy is to recognize revenue when title to the product, ownership and risk of loss have transferred to the customer, persuasive evidence of an arrangement exits and collection of the sales proceeds is reasonably assured, all of which generally occur upon products have been provided or installing service has been provided. The majority of the Company’s revenue relates to the sale of inventory to customers and engineering project installing, and revenue is recognized when title and the risks and rewards of ownership pass to the customer, as well as engineering projects finished completion acceptance.

Cost of Goods Sold

Cost of goods sold consists primarily of the costs of raw materials, direct labor, depreciation of plants and machinery, and overhead costs associated with the manufacturing process and installing service provided to customers.

Income Taxes

The Company adopts FASB ASC Topic 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

In July 2006 the FASB issued FIN 48(ASC 740-10), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (ASC 740)”, which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Under FIN 48(ASC 740-10), tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

As a result of the implementation of FIN 48 (ASC 740-10), the Company undertook a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48 (ASC 740-10). The Company recognized no material adjustments to liabilities or stockholders’ equity as a result of the implementation. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities or deferred tax asset valuation allowance.

Enterprise Income Tax

Under the Provisional Regulations of PRC Concerning Income Tax on Enterprises promulgated by the PRC (the “EIT Law”), the Company was recognized as a government-certified high technology company on July 2, 2014, and income tax is payable by enterprise at a rate of 15% of its taxable income. This qualification certificate will be effective and the applicable income tax rate maintains 15% until the certificate expires on July 2, 2017.

Value Added Tax

The Provisional Regulations of PRC Concerning Value Added Tax promulgated by the State Council came into effect on January 1, 1994. Under these regulations and the Implementing Rules of the Provisional Regulations of the PRC Concerning Value Added Tax, value added tax is imposed on goods sold in, or imported into, the PRC and on processing, repair and replacement services provided within the PRC.

Value added tax payable in the PRC is charged on an aggregated basis at a rate of 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of value added tax included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year.

Sales Taxes and Sales-Related Taxes

Pursuant to the tax law and regulations of the PRC, the Company is obligated to pay 7% and 5% of the annual VAT paid as taxes on maintaining and building cities and education additional fees, both of which belong to sales-related taxes. Sales-related taxes are recorded when sales revenue is recognized.

Government Grants

Government grants are recognized as income over the periods necessary to match them with the related costs. If the grants do not relate to any specific expenditure incurred by the Company, they are reported separately as other income. Government grants are recognized until there is reasonable assurance that both the Company will comply with the conditions attaching to the grant and the grant will be received. Government grants to the Company are primarily for its Huimin solar water heater expanding project for the year ending December 31, 2013.

Concentrations of Business and Credit Risks

All of the Company’s manufacturing is located in the PRC. There can be no assurance that the Company will be able to successfully continue to manufacture its products and failure to do so would have a material adverse effect on the Company’s financial position, results of operations and cash flows. Also, the success of the Company’s operations is subject to numerous contingencies, some of which are beyond management’s control. These contingencies include general economic conditions, prices of raw materials, competition, governmental and political conditions, and changes in regulations. Since the Company is dependent on trade in the PRC, the Company is subject to various additional political, economic and other uncertainties. Among other risks, the Company’s operations will be subject to the risks of restrictions on transfer of funds, domestic customs, changing taxation policies, foreign exchange restrictions, and political and governmental regulations.

The Company operates in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between USD and RMB. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting periods.

Recent Accounting Pronouncements

In August 2014, the FASB has issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued statements. The Company does not expect the adoption to have a significant impact on its consolidated financial statements.

NOTE 3 - RESTRICTED CASH

Restricted cash consists of following:

	March 31, 2015	December 31, 2014
	(Unaudited)
Pledged for bank drafts	$806,582	$1,772,878
Total	$806,582	$1,772,878

Restricted cash is pledged with banks for the purpose issuing bank drafts. Banks require the Company to deposit a pledged amount of cash as a percentage of the bank draft amount the Company applied into the bank. The percentage required is 50% to 100% for bank draft. The Company is not able to withdraw or use the pledged cash deposit until the he bank draft expires.

The Company applied for the bank drafts in Bank of Communications and Bengbu Rural Commercial Bank. The guarantee deposits were recorded under the accounting subject of other monetary funds.

NOTE 4 - ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(Unaudited)
Accounts receivable	$744,332	$728,656
Less: allowance for doubtful accounts	(44,526)	(42,580)
Total	$699,806	$686,076

The Company’s accounts receivable amounted to $744,332 and $728,656, respectively, net of allowance for doubtful accounts amounting to $44,526 and $42,580 as of March 31, 2015 and December 31, 2014, respectively. The credit term given to customers is within 1 year, 97.48% and 97.43% of the balance were within 1 year as of March 31, 2015 and December 31, 2014 respectively. There was no change of payment term and collectability from prior year.

The Company's accounting method of estimating uncollectible accounts receivable, is adopted by both specific identification and the method of aging accounts. For obvious sign of uncollectible accounts of certain customers, specific identification is used to accrue allowance for doubtful accounts, while different percentage to accrue allowance is distributed to other customers with different aging.

NOTE 5 - ADVANCES TO SUPPLIERS

The Company is required to pay deposits to the suppliers for the full amount of certain raw materials and equipment ordered. The amount was $5,305,093 and $4,411,535 as of March 31, 2015 and December 31, 2014, respectively.

NOTE 6 - DUE FROM RELATED PARTIES

Due from related parties consists of the following:

	March 31, 2015	December 31, 2014
	(Unaudited)
Li Qimei	1,478,065	2,438,334
Bengbu Boyuan Real Estate Co.,ltd	584,788	597,798
Total	$2,062,853	$3,036,132

Due from related parties includes receivable from the owner and the related parties. Li Qimei is the 40% owner of the Company. Li Qimei received payments from customers on behalf of the Company, and such funds have not yet been remitted to the Company. Li Qimei has a signed funds agreement with the Company agreeing to fully repay the funds by December 31, 2016.

Bengbu Boyuanzhiye Co., Ltd., or BBC Ltd., is a real estate company owned by Li Qimei. Since 2012, BBC Ltd. has leased to the Company a 1,139 square meters (12,260 square feet) office building in Guzhen County, Bengbu City. The Company built an approximately 3,000 square meter (32,000 square foot) four story addition to this office building at a cost of approximately RMB 4,000,000 (US $604,285). BBC Ltd. agreed to be responsible for the cost of this construction and, as a result, has signed a loan agreement agreeing to repay the $604,285 construction cost amount to the Company by January 1, 2016.

NOTE 7 - INVENTORY

Inventory consists of the following:

	March 31, 2015	December 31, 2014
	(Unaudited)
Raw Materials	$67,410	$65,497
Finished Goods	290,514	225,360
Supplies	403	403
Total	$358,327	$291,260

For the three months ended March 31, 2015 and the year ended December 31, 2014, the Company has no provision for inventory in regards to slow moving or obsolete items.

NOTE 8 - OTHER CURRENT ASSETS

Other current asset consists of the following:

	March 31, 2015	December 31, 2014
	(Unaudited)
Other receivables	$1,331,746	$1,387,230
Prepaid expenses	11,452	4,537
Total	$1,343,198	$1,391,767

Other receivables mainly include cash advance of employee, deposit and inter-company borrowing. Cash advance is necessary for salesman to expand business and establish business relationship. Inter-company borrowing includes borrowings without interest and prepaid charges paid by the Company.

NOTE 9 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment of the Company consist of the following:

	March 31, 2015	December 31, 2014
	(Unaudited)
Machinery equipment	$1,769,373	$1,767,777
Motor Vehicles	267,016	266,776
Electronic equipment	42,596	42,557
Furniture and office equipment	30,718	30,690
Leasehold Improvement	3,772	3,768
Less Accumulated Depreciation	(677,671)	(626,320)
Total	$1,435,804	$1,485,248

Depreciation expense is $50,484 and $223,991 for the three months ended March 31, 2015 and year ended December 31, 2014, respectively.

NOTE 10 - SHORT-TERM LOAN

Short-term loans of the Company consist of the following:

	March 31, 2015	December 31, 2014
	(Unaudited)
Huishang Bank Bengbu Branch	$806,582	$805,854
Bank of Communications Bengbu Branch	806,582	805,854
The Xuehua branch of Bengbu Rural Commercial Bank	1,774,480	967,024
The Bengbu branch of Shanghai Pudong Bank	1,290,530	1,289,366
Total	$4,678,174	$3,868,098

In 2015, the Company renewed the loan agreement with the Xuehua branch of Bengbu Rural Commercial Bank for a one-year loan due January 9, 2016, in amount of RMB 5,000,000 (approximately $806,582). The interest on the loan is a fixed interest floating 60% on base annual interest of value date. In connection with the loan agreement, the Company entered into a cooperation agreement with individuals (Na Wei, Bin Wei). The loan was guaranteed by these individuals.

NOTE 11 - NOTES PAYABLE

Notes payable represents all bank acceptances. The Company had notes payables of $806,582 as of March 31, 2015, represented the outstanding and used notes are guaranteed to be paid by bank and matured within a short-term period of six months. The Company is required to maintain cash deposits at 100% of the balance of note payables in the bank account. The outstanding amount consists of $806,582 as of March 31, 2015, and will mature on June 17, 2015.

NOTE 12 - INCOME TAXES

Under the EIT Law, the standard EIT rate is 25%. The PRC subsidiaries of the Company are subject to PRC income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate.

Provision for income taxes consists of:

	March 31,
	2015	2014
	(Unaudited)	(Unaudited)
Current provision:	$(19,625)	$1,509
Deferred provision:	(1,423)	154,695
Total provision for income taxes	$(21,048)	$156,204

The Company was recognized as a government-certified high technology company on June 23, 2011 and was subject to an income tax rate of 15% for calendar year 2012 and 2013. This qualification certificate will be effective and the applicable income tax rate is 15% until the certificate expires on July 2, 2017.

For the three months ended March 31, 2015 and the year ended March 31,2014, the total amount of provision for income taxes was $(21,048) and $156,204, respectively.

Significant components of deferred tax assets are as follows:

	March 31, 2015	December 31, 2014
	(Unaudited)
Deferred tax assets
Allowance for doubtful accounts	$39,334	$18,697
Accrued payroll expenses	8,909	8,348
Deferred tax assets, net	$48,243	$27,045

The Company has deferred tax assets of $48,243 and $27,045 as of the three months ended March 31, 2015 and the year ended December 31, 2014. The allowance for doubtful accounts, led to a deferred tax assets of $39,334 and $18,697 as of the three months ended March 31, 2015 and the year ended December 31, 2014.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

There were no significant commitments or contracts entered into by the Company during the three months ended March 31, 2015 and the year ended December 31, 2014.

NOTE 14 - MAJOR SUPPLIERS AND CUSTOMERS

The Company had two customers that in the aggregate accounted for 100% of the Company’s total sales for the three months ended March 31, 2015, with each individual customer accounting for 59% and 41%, respectively. The Company had one supplier that in the aggregate accounted for 15% of the Company’s total purchases payable for the three months ended March 31, 2015.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”). This Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in the MD&A are forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business, and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in other sections of this Form 10-Q.

References in this section to “China Energy Technology Corp., Ltd.,” “we,” “us,” “our,” “the Company” and “our Company” refer to China Energy Technology Corp., Ltd., and its consolidated subsidiary, Fine Progress Group Limited, a British Virgin Islands company (“FPG BVI”), and its consolidated subsidiaries.

Basis of Presentation

The unaudited interim financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year. These unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

As a result of the Share Exchange (defined below) and the related change in our business and operations, a discussion of our past financial results is not pertinent, and under applicable accounting principles the historical financial results of FPG BVI, the accounting acquirer, and its consolidated subsidiaries, prior to the Share Exchange are considered the historical financial results of the Company.

COMPANY OVERVIEW

We were incorporated as Redfield Ventures Inc. in Nevada on January 27, 2012. Our original business plan was to engage in strategic marketing research and consultancy, marketing communications, and business alliance synergy providing clients with key solutions in achieving business objectives. We were not successful in our efforts and discontinued this line of business. Since that time, and prior to the Share Exchange, we were a “shell company”.

On March 6, 2015, we entered into an Agreement and Plan of Merger, pursuant to which we merged (the “Name Change Merger”) with our newly formed, wholly owned subsidiary, China Energy Technology Corp., Ltd., a Nevada corporation (“Merger Sub”). Upon the consummation of the Name Change Merger, the separate existence of Merger Sub ceased and our shareholders became shareholders of the surviving company named “China Energy Technology Corp., Ltd.” As permitted by Chapter 92A.180 of Nevada Revised Statutes, the sole purpose of the Name Change Merger was to effect a change of our name from Redfield Ventures Inc. to China Energy Technology Corp., Ltd. Upon the filing of Articles of Merger with the Secretary of State of Nevada on March 10, 2015 to effect the Name Change Merger, our Articles of Incorporation were deemed amended to reflect the change in our corporate name, effective as of March 16, 2015. We changed our name to more accurately represent our new business focus. In connection with the name change, we changed our OTC trading symbol to “CETH” effective March 16, 2015.

On March 31, 2015, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with FPG BVI, a British Virgin Islands company, and its shareholders, which closed on the same date. Pursuant to the terms of the Share Exchange Agreement, FPG BVI’s 100 shares of capital stock were exchanged for an aggregate of 180,500,000 shares of the Company’s common stock, $0.001 par value per share (the “Share Exchange”), and FPG BVI became the Company’s wholly-owned subsidiary.

In July 2014, in anticipation of this Share Exchange, we undertook a reorganization to establish an offshore holding company structure, to comply with PRC regulations restricting foreign ownership of an entity with operations in the China.

On July 1, 2014, we incorporated FPG BVI, a holding company established in the British Virgin Islands. Subsequently, on October 31, 2014, FPG BVI established Ren Ren Jia International Limited, or RRJI (HK), a Hong Kong limited liability company, as its wholly owned subsidiary. RRJI (HK) then, on February 2, 2015, established Anhui Zhijia Cornerstone Electronics Technology Co., Ltd., or Anhui Electronics, as a wholly foreign-owned enterprise in China. Anhui Electronics entered into a series of contractual agreements with Anhui Renrenjia Solar Co., Ltd. (“Anhui Solar”) and its shareholders, including the exclusive business cooperation agreement, the equity pledge agreement, the exclusive option agreement and the power of attorney, under which Anhui Electronics exercises effective control over the operations of Anhui Solar. The shareholders of Anhui Solar received nominal monetary benefits in return for entering into the contractual arrangements with Anhui Electronics.

We currently have authorized 200,000,000 shares of capital stock, consisting of (i) 200,000,000 shares of Common Stock, and (ii) no shares of Preferred Stock.

As a result of the Share Exchange, we changed our business focus to the business of Anhui Solar, which is the manufacture and sale of solar powered water heater systems in the People’s Republic of China, and will continue the existing business operations of Anhui Solar as a publicly-traded company under the name China Energy Technology Corp., Ltd.

The registered owners of Anhui Solar, Ji Quan and Li Qimei, own 80% and 20% of the outstanding capital of Anhui Solar, respectively. Ji Quan owns 100% of Superb Quality Holdings Limited, a British Virgin Islands corporation which owns 58% of FPG BVI, and Li Qimei owns 100% of Cherish Stone Holdings Limited, a British Virgin Islands corporation which owns 40% of FPG BVI. Ji Quan and Li Qimei, husband and wife, through spousal consents, have each unconditionally and irrevocably agreed that the other may enter into and be bound by the exclusive option agreement, equity pledge agreement and power of attorney with Anhui Electronics.

Due to PRC legal restrictions and qualification requirements on foreign ownership and investment in companies in China, we operate our business through our consolidated affiliated entity, Anhui Solar. We do not hold any equity interest in Anhui Solar; however, through a series of contractual arrangements with Anhui Solar and its shareholders discussed below, we effectively control Anhui Solar and enjoy its economic benefits. Anhui Solar is considered a "variable interest entity" of our company under U.S. generally accepted accounting principles. Therefore, we have consolidated the financial results of Anhui Solar into our financial statements. If Anhui Solar or its shareholders fail to perform their respective obligations under the contractual arrangements, we could be limited in our ability to enforce the contractual arrangements that give us effective control over Anhui Solar. Furthermore, if we are unable to maintain effective control over Anhui Solar, we would not be able to continue to consolidate the financial results of Anhui Solar with ours.

RESULTS OF OPERATIONS

Our original business plan was to engage in strategic marketing research and consultancy, marketing communications, and business alliance synergy providing clients with key solutions in achieving business objectives. As a result of the Share Exchange, we changed our business focus to the business of Anhui Solar, which is the manufacture and sale of solar powered water heater systems in the People’s Republic of China.

We currently manufacture and sell the vacuum tube solar energy collector and the balcony flat panel solar energy collector type solar water heating systems. Net loss from the operation has been increased to $347,483 for the three month ended March 31, 2015 from $174,394 for the same period in 2014.   In 2015, we target to sell platform style solar water heating systems to real estate developers for large urban apartment building projects. A substantial portion of our recent business will be such real estate developers and we expect profit to improve constantly in the future.

Results of operation for the three month ended March 31, 2015 compared to the three month ended March 31, 2014

The following tables set forth key components of our results of operations for the periods indicated, in US dollars, and key components of our revenue for the period indicated, in US dollars. The discussion following the table is based on these results.

	Three month ended March 31
	2015	2014
	(Unaudited)	(Unaudited)
Sales	$33,891	$24,883
Cost of goods sold	(36,489)	(22,835)
Gross profit	(2,598)	2,048

Operating expenses:
General and administrative expenses	(282,795)	(85,105)
Selling Expenses	(51,812)	(78,309)
Depreciation and amortization expenses	(10,278)	(13,028)
Total operating expenses:	(344,885)	(176,442)

Operating Income	(347,483)	(174,394)
Other income (expense):
Interest income	9,886	194
Interest expense	(83,711)	(29,562)
Other expenses, net	(96)	(10,599)
Total other expenses, net	(73,921)	(39,967)
Income before provision for income taxes	(421,404)	(214,361)

(Provision) benefit for income taxes	(21,048)	156,204

Net loss	(400,356)	(370,565)
Other Comprehensive Income
Foreign currency translation gain	8,509	-
Comprehensive loss	$(391,847)	$(370,565)

Net Sales/ Revenue:

Net sales increased by $9,008 or 36%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2015, mainly due to the influence of price recovery on sales was less sensitive in 2015 than in 2014 when price had sudden increase after the rural residents benefit program (“Home Electric Appliances to the Countryside”) just ended in 2013.

Gross profit:

Gross profit decreased by $4,646 for the three months ended March 31, 2015 when compared with the same three months ended March 31, 2014.  This decrease of Gross profit is attributable to increased manufacturing overhead of cost of goods sold, in December 2014, we adjusted several untimely recorded machinery which resulted to increase of depreciation, most of which was allocated to cost of goods sold.

Operating Expenses:

Our General and Administrative expenses increased from $85,105 for the three months ended March 31, 2014 to $282,795 for the same period in 2015, while selling expenses decreased from $78,309 for the three months ended in March 31, 2014, to $51,812 for the same period in 2015. The majority of the increase relates to bad debt reserves and design fee for office decoration.

Income (Loss) from Operations:

Loss from operation was $347,483 for the three months ended March 31, 2015 when compared to $174,394 for the three months ended March 31, 2014.  The loss increase of $173,089, or 99%, was primarily the result of higher costs and bad debt reserve.  We expect to improve overall operating income by sparing no effort to develop the multi-unit real estate developer installation business in 2015, to achieve higher sales volume and higher operating income; meanwhile we would pay attention to accounts receivable management, so as to reduce doubtful accounts.

Net Income (Loss):

Net loss was $400,356 for the three months ended March 31, 2015, compared to $370,565 for the three months ended March 31, 2014, an increase of $29,791 or 8%.

LIQUIDITY AND CAPITAL RESOURCES

The following table provides certain selected balance sheets comparisons between nine months ended March 31, 2015 and 2014:

	As of
	March 31, 2015	December 31, 2014
	(Unaudited)	(Audited)
Cash and cash equivalents	$51,953	$26,870
Restricted cash	806,582	1,772,878
Accounts receivable, net	699,806	686,076
Advances to suppliers	5,305,093	4,411,535
Due from related party	2,062,853	3,036,132
Inventory	358,327	291,260
Deferred tax assets	48,243	27,045
Other current assets	1,343,198	1,391,767
Total Current Assets	10,676,055	11,643,563

Property and equipment, net	1,435,804	1,485,248
Intangible assets, net	8,976	9,522
Total Assets	$12,120,835	$13,138,333

Short-term loans	$4,678,174	$3,868,098
Notes payable	806,582	2,578,732
Accounts payable	552,430	529,666
Advance from customers	962,533	912,367
Taxes payable	1,247,049	1,244,734
Other current liabilities	908,991	639,950
Total Current Liabilities	$9,155,759	$9,773,547

Liquidity:

As of March 31, 2015, our balance of cash and cash equivalents was $51,953 and restricted cash was $806,582, compared to $26,870 and $1,772,878 respectively as of December 31, 2014. Restricted cash was pledged with banks for the purpose issuing bank drafts. The decrease of our restricted cash during three month period ending March 31, 2015 was due to decreased notes payable by an amount of $1,772,150. Banks require a company to deposit pledged amounts of cash as a percentage of the bank draft amount lent to a company. The percentage required for Anhui Solar was 50% to 100%.

Capital Resources:

Current assets as of March 31, 2015 totaled $10,676,055, a decrease of 8% compared with December 31, 2014. This decrease was mainly due to the decrease of our restricted cash and due from related parties. Restricted cash decreased because majority of bank drafts expired, the deposit was used for payment. Due from related parties decreased as the owner received payments from customers on behalf of the company, and part of the amount had been remitted to the company by paying to suppliers, therefore advances to suppliers increased of $893,558 or 20% as of March 31, 2015 compared to December 31, 2014.

Current liabilities as of March 31, 2015 totaled $9,155,759, reflecting a decrease of 6% from our December 31, 2014 balance of $9,773,547. This decrease is due primarily to decrease in our notes payable, which is partly offset by short-term loans and other current liabilities. Due to decline of Sales in 2014, in order to keep necessary operating funds and maintain suppliers, on one hand we issued notes to suppliers, as of March 31, 2015, a majority of drafts had been expired, therefore our notes payable decreased observably. On the other hand we had to continue increasing short term loans from banks to balance capital flows and satisfy production requirements. At the same time, other current liabilities increased from $639,950 to $908,991 which was mainly caused by the increase of staff borrowings.

Discussion of Cash Flow

Comparison of cash flow results for the three months ended March 31, 2015 and the year ended December 31 2014 is summarized as follows:

	As of
	March 31, 2015	March 31, 2014
	(Unaudited)	(Unaudited)
Net cash provided by (used in)
Operating Activities	$(1,739,033)	$327,442
Investing Activities	$-	$-
Financing Activities	$801,794	$163,868
Effect of exchange rate changes on cash and cash equivalents	$(3,974)	$(18,010)
Change in cash during the period	$(941,213)	$473,300

Operating Activities

Net cash used by operating activities during the three months ended March 31, 2015 was $1,739,033 which consisted of our net loss of $400,356, offset by net changes in operating assets and liabilities, including an increase of advances to suppliers of $884,292, increase of inventory and other current assets $66,408 and $89,830, decrease of notes payable and due from related party of $1,763,946 and $970,227 respectively, increase of accounts payable and advance from customers $22,153 and $ 49,049, increase of other current liabilities $ 266,871.

Net cash provided by operating activities during the three months ended March 31, 2014 was $327,442 which consisted of our net loss of $370,565, offset by net changes in operating assets and liabilities, including an increase in advance to suppliers and notes payable of $650,507 and $1,310,945 respectively, decrease of accounts payable of $624,161.

Investing Activities

There was no cash provided or used by investing activities for the three month ended March 31, 2015 and the same period of 2014.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2015 was $801,794, primarily including loan borrowings from banks while it was $163,868 for the three month ended March 31, 2014. All the short term loans from banks were supposed to be spent on routine business activities as restricted by bank agreements.

Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities”.

Critical Accounting Policies, Estimates, and Judgments

Our financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, our commitments to strategic alliance partners and the timing of the achievement of collaboration milestones. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known. Besides the estimates identified above that are considered critical, we make many other accounting estimates in preparing our financial statements and related disclosures. All estimates, whether or not deemed critical, affect reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities. These estimates and judgments are also based on historical experience and other factors that are believed to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known, even for estimates and judgments that are not deemed critical.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended March 31, 2015 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) and Rule 15d-15(e) under the 1934 Act. Based on this evaluation, management concluded that as of March 31, 2015 our disclosure controls and procedures were not effective as of such date.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls

During the fiscal quarter ended March 31, 2015, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

From time to time, we may be a defendant and plaintiff in various legal proceedings arising in the normal course of our business. We are currently not a party to any material legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, we are not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations. Furthermore, as of the date of this Quarterly Report, our management is not aware of any proceedings to which any of our directors, officers, or affiliates, or any associate of any such director, officer, affiliate, or security holder is a party adverse to our company or has a material interest adverse to us.

ITEM 1A.      RISK FACTORS

Not applicable.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than as reported in our Current Reports on Form 8-K, or prior periodic reports, we have not sold any of our equity securities during the period covered by this Quarterly Report, or subsequent period through the date hereof.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.          OTHER INFORMATION

None

ITEM 6.          EXHIBITS

In reviewing the agreements included as exhibits to this Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

●	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

●	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

●	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

●	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Form 10-Q and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

The following exhibits are included as part of this report:

Exhibit Number	Description of Exhibit
31.1*	Certification of Principal Executive Officer and Pursuant to Rule 13a-14
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14
32.1*	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

 * Filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA ENERGY TECHNOLOGY CORP., LTD.

Dated: May 20, 2015	By:	/s/ Quan Ji
Quan Ji, Chief Executive and Financial Officer

