Form 10-Q/A
period 2015-03-31
CHINA ENERGY TECHNOLOGY CORP., LTD.
filed 2015-08-06
CIK 1554300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to China Energy Technology Corp., Ltd.’s (the Company”) Quarterly Report on Form 10-Q for the period ended March 31, 2015 (“Form 10-Q”), as filed with the Securities and Exchange Commission (the “SEC”) on May 20, 2015, is being filed to respond to certain comments from the SEC made with respect to the Company’s filing of a Current Report on Form 8-K, as amended, as initially filed with the SEC on March 31, 2015.

This Amendment No. 1 to Form 10-Q does not reflect subsequent events occurring after the original filing date of the Form 10-Q.

CHINA ENERGY TECHNOLOGY CORP., LTD.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

2

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

CHINA ENERGY TECHNOLOGY CORP., LTD
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$51,953	$26,870
Restricted cash	806,582	1,772,878
Accounts receivable, net	699,806	686,076
Advances to suppliers	4,053,896	3,161,468
Due from related parties	645,265	1,619,823
Inventory	358,327	291,260
Deferred tax assets	48,243	27,045
Other current assets	1,343,198	1,391,767
Total current assets	8,007,270	8,977,1871

Property, plant and equipment, net	1,435,804	1,485,248
Intangible assets, net	8,976	9,522
Advances to suppliers-non current	1,251,197	1,250,067
Due from related parties-non current	1,417,588	1,416,309
Total assets	$12,120,835	$13,138,333

LIABILITIES AND EQUITY

Current liabilities
Short-term loans	$4,678,174	$3,868,098
Notes payable	806,582	2,578,732
Accounts payable	552,430	529,666
Advance from customers	962,533	912,367
Taxes payable	1,247,049	1,244,734
Other current liabilities	908,991	639,950
Total current liabilities	9,155,759	9,773,547

Equity
Common Stock ($0.001 par value; authorized - 200,000,000 shares; issued and outstanding - 190,000,000)	$190,000	-
Paid in capital	-	1,054,235
Additional Paid in capital	864,235	-
Retained earnings	1,554,882	1,955,238
Statutory reserve	298,963	298,963
Accumulated other comprehensive income	56,996	56,350
Total stockholders' equity	2,965,076	3,364,786

Total liabilities and equity	$12,120,835	$13,138,333

The accompanying notes are an integral part of these financial statements.

CHINA ENERGY TECHNOLOGY CORP., LTD
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For Three Month ended
	March 31, 2015	March 31, 2014
	(Unaudited)	(Unaudited)

REVENUE	$33,891	$24,883

COST OF GOODS SOLD	36,489	22,835

GROSS PROFIT	(2,598)	2,048

OPERATING EXPENSES
Selling expenses	51,812	78,309
Administrative expenses	282,795	85,105
Depreciation and amortization expenses	10,278	13,028
Total operating expenses	344,885	176,442

INCOME (LOSS) FROM OPERATIONS	(347,483)	(174,394)

OTHER INCOME/(EXPENSES)
Interest income	9,886	194
Interest expense	(83,711)	(29,562)
Other income/(expenses), net	(96)	(10,599)
Total other income (loss), net	(73,921)	(39,967)

INCOME BEFORE INCOME TAXES	(421,404)	(214,361)

Provision for income taxes	(21,048)	156,204

NET INCOME	(400,356)	(370,565)

Foreign currency translation gain	646	-
Comprehensive income	$(399,710)	$(370,565)

Weighted average number of shares outstanding:
Basic and diluted	190,000,000	-

Earnings (Net loss) Per share	$(0.002)	-

The accompanying notes are an integral part of these financial statements.

CHINA ENERGY TECHNOLOGY CORP., LTD
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	March 31, 2015	March 31, 2014
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net (loss) income	$(400,356)	$(370,565)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expenses	51,035	56,831
Bad debt expense	141,257	600
Deferred tax benefit(expenses)	(21,048)	156,204
Changes in operating assets and liabilities
Account Receivable	(14,929)	108,284
Advance to suppliers	(884,292)	(650,507)
Due from related party	970,227	344,442
Inventory	(66,408)	(201,032)
Subsidy receivables	-	-
Other current assets	(89,830)	16,410
Notes payable	(1,763,946)	1,310,945
Accounts Payable	22,153	(624,161)
Advance from customers	49,049	-
Due to related party	-	-
Tax Payable	1,184	(10,128)
Deferred tax liabilities	-	-
Other current liabilities	266,871	190,119
Net cash provided by (used in) operating activities	(1,739,033)	327,442

Cash Flows from Investing Activities
Purchase of property and equipment	-	-
Purchases of intangible assets	-	-
Net cash used in investing activities	-	-

Cash Flows from Financing Activities
Restricted cash	962,152	(655,473)
Short-term loan	801,794	163,868
Net cash provided/(used) by financing activities	1,763,946	(491,605)

Effect of exchange rate changes on cash and cash equivalents	170	(1,673)

Net increase/(decrease) in cash and cash equivalents	25,083	(165,836)

Cash and cash equivalents, beginning balance	26,870	178,775

Cash and cash equivalents, ending balance	$51,953	$12,939

Supplemental cash flow information
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$83,711	$29,562

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

NOTE 5 - ADVANCES TO SUPPLIERS

The Company is required to pay deposits to the suppliers for the full amount of certain raw materials and equipment ordered. The amount was $4,053,896 and $3,161,468 as of March 31, 2015 and December 31, 2014, respectively.

NOTE 6 - DUE FROM RELATED PARTIES

Due from related parties consists of the following:

	March 31, 2015	December 31, 2014
	(Unaudited)
Li Qimei	60,477	2,438,334
Bengbu Boyuan Real Estate Co.,ltd	584,788	597,798
Total	$645,265	$3,036,132

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

NOTE 10 –ADVANCES TO SUPPLIERS-NON-CURRENT

Advances to suppliers- non-current of the company consist of $1,251,197 of advances to suppliers for equipment and properties.

NOTE 11 –DUE FROM RELATED PARTIES-NON-CURRENT

Due from related parties- non-current of the company consist of $1,417,588 from due from related party that would not be received in one year.

Ms Li had made the roll forward repayment schedule as follow in consideration of repaying ability, repayment of $645,265 (RMB4, 000,000) before June 30, 2016, repayment for the rest of $772,323 before December 31, 2016.

NOTE 12 - SHORT-TERM LOAN

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

NOTE 13 - NOTES PAYABLE

Notes payable of the Company consists of the following:

		Origination	Maturity	Mar 31,	Dec 31,
Beneficiary	Endorser	date	date	2015	2014
				(Unaudited)
Anhui Jiangnan Trade Co. Ltd	Bank of communications	2014/7/18	2015/1/17		$483,512
Anhui Feite Fule & Equipment Manufacture Co. Ltd	Bengbu BRC bank	2014/7/18	2015/1/8		1,289,366
Bengbu Hongyang Trade Co. Ltd	Bengbu BRC bank	2014/12/17	2015/6/17	$806,582	805,854
Total				$806,582	$2,578,732

Notes payable represents all bank acceptances. The Company had notes payables of $806,582 as of March 31, 2015, represented the outstanding and used notes are guaranteed to be paid by bank and matured within a short-term period of six months. The Company is required to maintain cash deposits at 100% of the balance of note payables in the bank account. All the outstanding notes payable have been repaid upon maturity as of March 31, 2015 and all of the notes were issued to suppliers for materials and equipment.

NOTE 14 - INCOME TAXES

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

NOTE 15 - COMMITMENTS AND CONTINGENCIES

There were no significant commitments or contracts entered into by the Company during the three months ended March 31, 2015 and the year ended December 31, 2014.

NOTE 16 - MAJOR SUPPLIERS AND CUSTOMERS

The Company had two customers that in the aggregate accounted for 100% of the Company’s total sales for the three months ended March 31, 2015, with each individual customer accounting for 59% and 41%, respectively. The Company had one supplier that in the aggregate accounted for 15% of the Company’s total purchases payable for the three months ended March 31, 2015.

The Company had three major suppliers which received 92% of the advances for three month ended March 31, 2015. None of the suppliers was a related party.

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

LIQUIDITY AND CAPITAL RESOURCES

The following table provides certain selected balance sheets comparisons between nine months ended March 31, 2015 and 2014:

	As of
	March 31, 2015	December 31, 2014
	(Unaudited)	(Audited)
Cash and cash equivalents	$51,953	$26,870
Restricted cash	806,582	1,772,878
Accounts receivable, net	699,806	686,076
Advances to suppliers	4,053,896	3,161,468
Due from related party	645,265	1,619,823
Inventory	358,327	291,260
Deferred tax assets	48,243	27,045
Other current assets	1,343,198	1,391,767
Total Current Assets	8,007,270	8,977,187

Property and equipment, net	1,435,804	1,485,248
Intangible assets, net	8,976	9,522
Advances to suppliers-non current	1,251,197	1,250,067
Due from related parties-non current	1,417,588	1,416,309
Total Assets	$12,120,835	$13,138,333

Short-term loans	$4,678,174	$3,868,098
Notes payable	806,582	2,578,732
Accounts payable	552,430	529,666
Advance from customers	962,533	912,367
Taxes payable	1,247,049	1,244,734
Other current liabilities	908,991	639,950
Total Current Liabilities	$9,155,759	$9,773,547

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

Capital Resources:

Current assets as of March 31, 2015 totaled $8,007,270, a decrease of 11% compared with December 31, 2014. This decrease was mainly due to the decrease of our restricted cash and due from related parties. Restricted cash decreased because majority of bank drafts expired, the deposit was used for payment. Due from related parties decreased as the owner received payments from customers on behalf of the company, and part of the amount had been remitted to the company by paying to suppliers, therefore advances to suppliers increased of $892,429 or 28% as of March 31, 2015 compared to December 31, 2014. Advances to suppliers increased because the Company predicted that there will be dramatic rise in price of raw materials in 2015, therefore the Company made payment to three major suppliers in advance based on estimated sales of the year, so as to be able to lock in lower raw materials price in future. As January to March was not peak season for sales, the Company did not ask for massive delivery of raw materials so as to avoid accumulation of stock, as a result, balance of advances to suppliers kept increasing as compared to December 31, 2014.

Current liabilities as of March 31, 2015 totaled $9,155,759, reflecting a decrease of 6% from our December 31, 2014 balance of $9,773,547. This decrease is due primarily to decrease in our notes payable, which is partly offset by short-term loans and other current liabilities. Due to decline of Sales in 2014, in order to keep necessary operating funds and maintain suppliers, on one hand we issued notes to suppliers, as of March 31, 2015, a majority of drafts had been expired, $1,774,480 (RMB11,000,000) of notes with Bengbu BRC Bank and BOC had been repaid upon maturity, therefore our notes payable decreased observably. On the other hand we had to continue increasing short term loans from banks to balance capital flows and satisfy production requirements. At the same time, other current liabilities increased from $639,950 to $908,991 which was mainly caused by the increase of staff borrowings.

All the short term loans from banks were supposed to be spent on routine business activities as restricted by bank agreements. On January 9th, 2015, Item 3 of agreement with Xuehua branch of Bengbu Rural Commercial Bank (Bengbu BRC Bank) required that the increased loan of $806,582 (RMB5, 000,000) should only be used for production materials, and is not allowed for PPE purchase, equity investment or other purposes.

Discussion of Cash Flow

Comparison of cash flow results for the three months ended March 31, 2015 and the year ended December 31 2014 is summarized as follows:

	As of
	March 31, 2015	March 31, 2014
	(Unaudited)	(Unaudited)
Net cash provided by (used in)
Operating Activities	$(1,739,033)	$327,442
Investing Activities	$-	$-
Financing Activities	$1,763,946	$(491,605)
Effect of exchange rate changes on cash and cash equivalents	$170	$(1,673)
Change in cash during the period	$25,083	$(165,836)

Operating Activities

Net cash used by operating activities during the three months ended March 31, 2015 was $1,739,033 which consisted of our net loss of $400,356, offset by net changes in operating assets and liabilities, including an increase of advances to suppliers of $884,292, increase of inventory and other current assets $66,408 and $89,830, respectively, increase of notes payable and other current liabilities of $1,763,946 and $266,871, respectively, increase of accounts payable and advance from customers $22,153 and $ 49,049, respectively, and decrease of due from related party $970,227.

Net cash provided by operating activities during the three months ended March 31, 2014 was $327,442 which consisted of our net loss of $370,565, offset by net changes in operating assets and liabilities, including an increase in advance to suppliers and notes payable of $650,507 and $1,310,945 respectively, decrease of accounts payable and due from related parties of $624,161 and $344,442, respectively.

Investing Activities

There was no cash provided or used by investing activities for the three month ended March 31, 2015 and the same period of 2014.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2015 was $1,763,946, primarily including a decrease in restricted cash of $962,152 as most of the notes payable were paid during this period and an increase in loan borrowings from banks while it was $163,868 for the three month ended March 31, 2014. All the short term loans from banks were supposed to be spent on routine business activities as restricted by bank agreements.

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

CHINA ENERGY TECHNOLOGY CORP., LTD.

Dated: August 6, 2015	By:	/s/ Quan Ji
Quan Ji, Chief Executive and Financial Officer

