Form 10-Q
period 2015-06-30
CHINA ENERGY TECHNOLOGY CORP., LTD.
filed 2015-08-20
CIK 1554300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

There were 190,000,000 shares of the issuer’s common stock outstanding as of August 14, 2015.

CHINA ENERGY TECHNOLOGY CORP., LTD.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

PAGE

Condensed Consolidated Balance Sheets as of June 30, 2015 (unaudited) and December 31, 2014	4

Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2015 and June 30, 2014 (unaudited)	5

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and June 30, 2014 (unaudited)	6

Notes to Condensed Consolidated Financial Statements (unaudited)	7

CHINA ENERGY TECHNOLOGY CORP., LTD
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,867	$26,870
Restricted cash	564,516	1,772,878
Accounts receivable, net	2,562,565	686,076
Advances to suppliers	5,583,231	3,161,468
Due from related parties	547,935	1,619,823
Inventory	399,965	291,260
Deferred tax assets	32,407	27,045
Other current assets	572,496	1,391,767
Total current assets	10,267,982	8,977,187

Property, plant and equipment, net	1,384,691	1,485,248
Construction in progress	2,922,903
Intangible assets, net	8,419	9,522
Advances to suppliers-non current	1,470,703	1,250,067
Due from related parties-non current	427,889	1,416,309
Total assets	$16,482,587	$13,138,333

LIABILITIES AND EQUITY

Current liabilities
Short-term loans	$4,516,129	$3,868,098
Notes payable	483,871	2,578,732
Accounts payable	3,290,727	529,666
Advance from customers	995,802	912,367
Taxes payable	2,095,177	1,244,734
Other current liabilities	1,311,691	639,950
Total current liabilities	12,693,397	9,773,547

Equity
Common Stock ($0.001 par value; authorized - 200,000,000 shares; issued and outstanding - 190,000,000)	$190,000	-
Paid in capital	-	1,054,235
Additional Paid in capital	864,235	-
Retained earnings	2,317,976	1,955,238
Statutory reserve	356,831	298,963
Accumulated other comprehensive income	60,148	56,350
Total stockholders' equity	3,789,190	3,364,786
Total liabilities and equity	$16,482,587	$13,138,333

The accompanying notes are an integral part of these financial statements.

CHINA ENERGY TECHNOLOGY CORP., LTD
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the six months Ended June 30		For the three months Ended June 30
	2015	2014	2015	2014

REVENUE	$4,157,215	$362,649	$4,133,875	$334,630

COST OF GOODS SOLD	(3,139,800)	(215,928)	(3,111,221)	(191,391)

GROSS PROFIT	1,017,415	146,721	1,022,654	143,239

OPERATING EXPENSES
Selling expenses	(79,717)	(128,975)	(27,837)	(50,982)
Administrative expenses	(232,545)	(192,135)	(53,328)	(107,439)
Depreciation and amortization expenses	(18,424)	(25,778)	(8,139)	(12,759)
Total operating expenses	(330,686)	(346,888)	(88,304)	(171,180)

INCOME (LOSS) FROM OPERATIONS	686,729	(200,167)	933,350	(27,941)

OTHER INCOME/(EXPENSES)
Interest income	14,850	431	4,950	238
Interest expense	(174,101)	(58,439)	(90,397)	(28,899)
Subsidy income	-	-	-	-
Other income/(expenses), net	(26,640)	(17,331)	(26,612)	(6,775)
Total other income, net	(185,891)	(75,339)	(112,059)	(35,436)

INCOME (LOSS) BEFORE INCOME TAXES	500,838	(275,506)	821,291	(63,377)

Provision for income taxes	(80,232)	32,530	(125,052)	7,572

NET INCOME (LOSS)	$420,606	(242,976)	696,239	$(55,805)
Foreign currency translation gain(loss)
Comprehensive income/(loss)	420,606	(242,976)	696,239	(55,805)
Weighted average number of shares outstanding:
Basic and diluted	190,000,000	-	190,000,000	-

Earnings Per share	$0.002	-	$0.004	-

The accompanying notes are an integral part of these financial statements.

CHINA ENERGY TECHNOLOGY CORP., LTD
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months Ended June 30
	2015	2014
Cash Flows from Operating Activities
Net (loss) income	$420,606	$(242,976)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expenses	102,452	112,515
Bad debt expense	(15,534)	-
Deferred tax benefit(expenses)	(5,325)	(397,357)
Changes in operating assets and liabilities
Account Receivable	(1,872,879)	2,458,442
Advance to suppliers	(2,411,941)	(643,699)
Due from related party	1,069,773	1,063,552
Inventory	(108,154)	(221,532)
Subsidy receivables	-	-
Other current assets	835,996	(2,747,726)
Other non-current assets	767,383	-
Notes payable	(2,090,295)	1,296,963
Accounts Payable	2,752,137	(537,806)
Advance from customers	82,503	-
Due to related party	-	(8,236)
Tax Payable	846,895	256,410
Deferred tax liabilities	-	-
Other current liabilities	669,192	(5,307)
Net cash provided by (used in) operating activities	1,042,809	383,243
Cash Flows from Investing Activities
Purchases of property, plant and equipment	-	(56,416)
Purchase of Construction in progress	(2,913,871)	-
Purchases of intangible assets	-	-
Net cash used in investing activities	(2,913,871)	(56,416)
Cash Flows from Financing Activities
Restricted cash	1,205,939	(648,482)
Proceeds from sales of common stock	-	-
Paid-in capital	-	-
short-term loan	643,168	162,120
Net cash provided/(used) by financing activities	1,849,107	(486,362)
Effect of exchange rate changes on cash and cash equivalents	(48)	(3,411)
Net increase/(decrease) in cash and cash equivalents	(22,003)	(162,946)
Cash and cash equivalents, beginning balance	26,870	178,775
Cash and cash equivalents, ending balance	$4,867	$15,829
Supplemental cash flow information
Cash paid for income taxes	$-	$122,165
Cash paid for interest expense	$174,101	$58,439

The accompanying notes are an integral part of these financial statements.

CHINA ENERGY TECHNOLOGY CORP., LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS BACKGROUND

Organization and Business

China Energy Technology Corp., Ltd. (the “Company”) was incorporated as Redfield Ventures Inc in Nevada on January 27, 2012. The Company’s original business plan was to engage in strategic marketing research and consultancy, marketing communications, and business alliance synergy providing clients with key solutions in achieving business objectives. Prior to the Share Exchange (as defined below), the Company’s Board of Directors (“Board”) determined to discontinue operations in this area and to seek a new business opportunity.

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

Certain information in footnote disclosures normally included in the financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and have been condensed or omitted pursuant to such principles and the financial results for the periods presented may not be indicative of the full year’s results. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s audited financial statements in Amendment No. 3 to the Current Report on Form 8-K the Company filed with the Securities and Exchange Commission on August 6, 2015.

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

NOTE 3 - RESTRICTED CASH

Restricted cash consists of following:

	June 30, 2015	December 31, 2014
	(Unaudited)
Pledged for bank drafts	$564,516	$1,772,878
Total	$564,516	$1,772,878

Restricted cash is pledged with banks for the purpose issuing bank drafts. Banks require the Company to deposit a pledged amount of cash as a percentage of the bank draft amount the Company applied into the bank. The percentage required is 50% to 100% for each bank draft. The Company is not able to withdraw or use the pledged cash deposit until the bank draft expires.

The Company applied for the bank drafts in the Bengbu branch of Shanghai Pudong Bank. The guarantee deposits were recorded under the accounting subject of other monetary funds.

NOTE 4 - ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(Unaudited)
Accounts receivable	$2,607,880	$728,656
Less: allowance for doubtful accounts	(45,315)	(42,580)
Total	$2,562,565	$686,076

The Company’s accounts receivable amounted to $2,607,880and $728,656, respectively, net of allowance for doubtful accounts amounting to $45,315 and $42,580 as of June 30, 2015 and December 31, 2014, respectively. The credit term given to customers is within 1 year, 99.52% and 97.43% of the balance were within 1 year as of June 30, 2015 and December 31, 2014 respectively. There was no change of payment term and collectability from prior year.

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

NOTE 5 - ADVANCES TO SUPPLIERS

The Company is required to pay deposits to the suppliers for the full amount of certain raw materials and equipments ordered. The amount was $5,583,231 and $3,161,468 as of June 30, 2015 and December 31, 2014, respectively.

NOTE 6 - DUE FROM RELATED PARTIES

Due from related parties consists of the following:

	June 30, 2015	December 31, 2014
	(Unaudited)
Li Qimei	391,131	1,022,025
Bengbu Boyuan Real Estate Co.,ltd	156,804	597,798
Total	$547,935	$1,619,823

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

NOTE 7 - INVENTORY

Inventory consists of the following:

	June 30, 2015	December 31, 2014
	(Unaudited)
Raw Materials	$211,656	$65,497
Finished Goods	124,967	225,360
Goods in transit	62,939	-
Supplies	403	403
Total	$399,965	$291,260

For the six months ended Jun 30, 2015 and the year ended December 31,2014, the Company has not made provision for inventory in regards to slow moving or obsolete items.

NOTE 8 - OTHER CURRENT ASSETS

Other current asset consists of the following:

	March 31, 2015	December 31, 2014
	(Unaudited)
Other receivables	$565,620	$1,387,230
Prepaid expenses	6,876	4,537
Total	$572,496	$1,391,767

Other receivables mainly include cash advance of employee, deposit and inter-company borrowing. Cash advance is necessary for salesman to expand business and establish business relationship. Inter-company borrowing includes borrowings without interest and prepaid charges paid by the Company.

NOTE 9 - CONSTRUCTION IN PROGRESS

The company has purchased an office building near Bengbu World Trade Center in April 2015. The gross area of the building totals 1,902.41 square meters (20,473 square feet), the company bought the office building with an amount of $2,922,903.

NOTE 10 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment of the Company consist of the following:

	June 30, 2015	December 31, 2014
	(Unaudited)
Machinery equipment	$1,769,088	$1,767,777
Motor Vehicles	266,974	266,776
Electronic equipment	42,589	42,557
Furniture and office equipment	30,713	30,690
Leasehold Improvement	3,771	3,768
Less Accumulated Depreciation	(728,444)	(626,320)
Total	$1,384,691	$1,485,248

Depreciation expense is $101,659 and $243,988 for the six months ended June 30, 2015 and year ended December 31, 2014, respectively.

NOTE 11 - ADVANCES TO SUPPLIERS-NON-CURRENT

Advances to suppliers- non-current of the company consist of $1,470,703 of advances to suppliers for equipment and properties.

NOTE 12 - DUE FROM RELATED PARTIES-NON-CURRENT

Due from related parties- non-current of the company consist of $427,889 from due from related party Bengbu Boyuanzhiye Co., Ltd that would not be received in one year.

Ms. Li had paid off all payment ahead of Roll-forward schedule ended June 30, 2015.

NOTE 13 - SHORT-TERM LOAN

Short-term loans of the Company consist of the following:

	June 30, 2015	December 31, 2014

Huishang Bank Bengbu Branch	$806,452	$805,854
Bank of Communications Bengbu Branch	806,452	805,854
The Xuehua branch of Bengbu Rural Commercial Bank	1,612,903	967,024
The Bengbu branch of Shanghai Pudong Bank	1,290,322	1,289,366
Total	$4,516,129	$3,868,098

In January 2015, the Company renewed the loan agreement with the Xuehua branch of Bengbu Rural Commercial Bank for a one-year loan due January 9, 2016, in amount of RMB 5,000,000 (approximately $806,452). The interest on the loan is a fixed interest floating 60% on base annual interest of value date. In connection with the loan agreement, the Company entered into a cooperation agreement with individuals (Na Wei, Bin Wei). The loan was guaranteed by these individuals.

In May 2015, the Company renewed the loan agreement with the Huishang Bank Bengbu Branch for a one-year loan due May 14, 2016, in amount of RMB 5,000,000 (approximately $806,452). The interest on the loan is a fixed interest floating 36.39% on base annual interest of value date. In connection with the loan agreement, the Company entered into a cooperation agreement with Bengbu High-tech SMEs Credit Guarantee Co. LTD. The loan was guaranteed by the guarantee company.

NOTE 14 - NOTES PAYABLE

Notes payable of the Company consists of the following:

		Origination	Maturity	Jun 30,	Dec 31,
Beneficiary	Endorser	date	date	2015	2014
				(Unaudited)
Anhui Jiangnan Trade Co. Ltd	Bank of communications	2014/7/18	2015/1/17		$483,512
Anhui FeiteFule&Equipment Manufacture Co. Ltd	Bengbu BRC bank	2014/7/8	2015/1/8		1,289,366
Bengbu Hongyang Trade Co. Ltd	Bengbu BRC bank	2014/12/17	2015/6/17		805,854
Hefei Yushi Trade Co. Ltd	Pudong Development Bank	2015/6/30	2015/12/30	$483,871
Total				$483,871	$2,578,732

Notes payable represents all bank acceptances. The Company had notes payables of $483,871 as of June 30, 2015, represented the outstanding and used notes are guaranteed to be paid by bank and matured within a short-term period of six months. The company is required to maintain cash deposits at 100% of the balance of note payables in bank account. And the outstanding amount consisted of $483,871 will mature on December 30, 2015.

NOTE 15 - INCOME TAXES

Under the EIT Law, the standard EIT rate is 25%. The PRC subsidiaries of the Company are subject to PRC income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate.

Provision for income taxes consists of:

	For the six months ended June 30,		For the three months ended June 30,
	2015	2014	2015	2014
Current provision:	85,557	364,827	(262,461)	$(15,502)
Deferred provision:	(5,325)	(397,357)	387,513	7,930
Total provision for income taxes	$80,232	$(32,530)	$125,052	$(7,572)

The Company was recognized as a government-certified high technology company on June 23, 2011 and was subject to an income tax rate of 15% for calendar year 2012 and 2013. This qualification certificate will be effective and the applicable income tax rate is 15% until the certificate expires on July 2, 2017.

Significant components of deferred tax assets are as follows:

	Jun 30, 2015	December 31, 2014
	(Unaudited)
Deferred tax assets
Allowance for doubtful accounts	$16,374	$18,697
Accrued payroll expenses	16,034	8,348
Deferred tax assets, net	$32,407	$27,045

The Company has deferred tax assets of $32,407 and $27,045 as of the six months ended Jun 30, 2015 and the year ended December 31, 2014. The allowance for doubtful accounts, led to a deferred tax assets of $16,374 and $18,697 as of the six months ended Jun 30, 2015 and the year ended December 31, 2014.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

There were no significant commitments or contracts entered into by the Company during the six months ended Jun 30, 2015 and the year ended December 31, 2014.

NOTE 17 - MAJOR SUPPLIERS AND CUSTOMERS

The Company had three customers that in the aggregate accounted for 24% of the Company’s total sales for the 6 months ended June 30, 2015, with each accounting for 9%, 8% and 7%, respectively. The Company had one supplier that in the aggregate accounted for 14% of the Company’s total purchases payable for the 6 months ended June 30, 2015.

The Company had three major suppliers which received 59% of the advances for 6 months ended June 30, 2015. None of the suppliers was a related party.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”). This Form 10-Q contains certain statements that are forward-looking within the meaning of the federal securities laws. Certain statements contained in the MD&A are forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business, and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in other sections of this Form 10-Q.

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

COMPANY OVERVIEW

We were incorporated as Redfield Ventures Inc in Nevada on January 27, 2012. Our original business plan was to engage in strategic marketing research and consultancy, marketing communications, and business alliance synergy providing clients with key solutions in achieving business objectives. We were not successful in our efforts and discontinued this line of business. Since that time, and prior to the Share Exchange, we were a “shell company”.

On March 6, 2015, we entered into an Agreement and Plan of Merger, pursuant to which we merged (the “Name Change Merger”) with our newly formed, wholly owned subsidiary, China Energy Technology Corp., Ltd., a Nevada corporation (“Merger Sub”). Upon the consummation of the Name Change Merger, the separate existence of Merger Sub ceased and our shareholders became shareholders of the surviving company named “China Energy Technology Corp., Ltd.” As permitted by Chapter 92A.180 of Nevada Revised Statutes, the sole purpose of the Name Change Merger was to effect a change of our name from Redfield Ventures Inc to China Energy Technology Corp., Ltd. Upon the filing of Articles of Merger with the Secretary of State of Nevada on March 10, 2015 to effect the Name Change Merger, our Articles of Incorporation were deemed amended to reflect the change in our corporate name, effective as of March 16, 2015. We changed our name to more accurately represent our new business focus. In connection with the name change, we changed our OTC trading symbol to “CETH” effective March 16, 2015.

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

We currently manufacture and sell the vacuum tube solar energy collector and the balcony flat panel solar energy collector type solar water heating systems. Net income from the operation has been increased to $686,729 for the six months ended June 30, 2015, and $933,350 for the three months ended June 30, 2015 from loss of $200,167 and $27,941 for the same periods in 2014.   In 2015, we began to exploit new markets in Sichuan and Hubei provinces. Sales in these new markets account for 24% and 16% of total sales respectively for the six months ended June 30, 2015. We also target to sell platform style solar water heating systems to real estate developers for large urban apartment building projects. A substantial portion of our recent business has been, and we expect will continue to be such real estate developers and, as a result of this market focus, we expect profit to improve constantly in the future.

Results of operation for the six months ended June 30, 2015 and the three months ended June 30, 2015 compared to the six months ended June, 30, 2014 and the three months ended June 30, 2014

The following table sets forth key components of our results of operations for the periods indicated, in US dollars, and key components of our revenue for the periods indicated, in US dollars. The discussion following the table is based on these results.

	For the six months Ended June 30		For the three months Ended June 30
	2015	2014	2015	2014
	Unaudited	Unaudited	Unaudited	Unaudited

Sales	$4,157,215	$362,649	$4,133,875	$334,630
Cost of goods sold	(3,139,800)	(215,928)	(3,111,221)	(191,391)
Gross profit	1,017,415	146,721	1,022,654	143,239

Operating expenses:
General and administrative expenses	(232,545)	(192,135)	(53,328)	(107,439)
Selling Expenses	(79,717)	(128,975)	(27,837)	(50,982)
Depreciation and amortization expenses	(18,424)	(25,778)	(8,139)	(12,759)
Total operating expenses:	(330,686)	(346,888)	(89,304)	(171,180)

Operating Income	686,729	(200,167)	933,350	(27,941)
Other income (expense):
Interest income	14,850	431	4,950	238
Interest expense	(174,101)	(58,439)	(90,397)	(28,899)
Other expenses, net	(26,640)	(17,331)	(26,612)	(6,775)
Total other expenses, net	(185,891)	(75,339)	(112,059)	(35,436)
Income before provision for income taxes	500,838	(275,506)	821,291	(63,377)

(Provision) benefit for income taxes	(80,232)	32,530	(125,052)	7,572

Net income(loss)	420,606	(242,976)	696,239	(55,805)
Other Comprehensive Income
Foreign currency translation gain	-	-	-
Comprehensive income(loss)	$420,606	$(242,976)	$696,239	$(55,805)

Net Sales/ Revenue:

Net sales increased by $3,794,566 for the six months ended June 30, 2015 compared to the six months ended June 30, 2014; for the three months ended June 30, 2015 and 2014, net sales were $4,133,875 and $334,630 respectively, the increase mainly due to development of new markets in Sichuan and Hubei provinces. Sales in these new markets accounted for 24% and 16% of total sales respectively for the six months ended June 30, 2015. We also started to sell platform style solar water heating systems to real estate developers for large urban apartment building projects. Products sold in the three months ended June 30, 2015 increased to 21 kinds compared to 5 kinds for the same period in 2014.

Gross profit:

Gross profit increased by $870,694 for the six months ended June 30, 2015 and $879,415 for the three months ended June 30, 2015 when compared with the same periods ended June 30, 2014.  This increase of Gross profit is attributable to significant increased sales in 2015.

Operating Expenses:

Our General and Administrative expenses increased from $192,135 for the six months ended June 30, 2014 to $232,545 for the same period in 2015, and decreased from $107,439 for the three months ended June 30, 2014 to $53,328 for the same period in 2015. The majority of the decrease for the three months ended June 30, 2015 relates to reverse of bad debt allowance for other receivables, as long term receivables were collected in 2015, and the related allowance were reversed accordingly.

Selling expenses decreased from $128,975 for the six months ended in June 30, 2014, to $79,717 for the same period in 2015, and $50,982 for the three months ended in June 30, 2014 to $27,837 for the same period in 2015. This decrease was mainly due to reduction of installation expenses, freight and advertising, of which installation expenses decreased by $19,372, and freight decreased by $19,401 because of reduction of retail sales of vacuum tube solar energy collectors in first quarter of 2015 and part of installation expenses were afforded by resellers from second quarter of 2015.

Income (Loss) from Operations:

Income from operations was $686,729 for the six months ended June 30, 2015, and $933,350 for the three months ended June 30, 2015 compared to losses of $200,167 and $27,941 for the same periods in 2014.

The income increases of $886,895 for the six months ended June 30, 2015, and $961,291 for the three months ended June 30, 2015, were primarily the result of development of our multi-unit real estate developer installation business from April to June 2015, which achieved higher sales volume and higher operating income. We also increased our efforts to collect long term accounts receivable, as a result of which doubtful accounts were substantively reduced.

Net Income (Loss):

Net income was $420,606 for the six months ended June 30, 2015, and $696,239 for the three months ended June 30,2015 compared to loss of $242,976 for the six months ended June 30, 2014, and loss of $55,805 for the three months ended June 30,2014, an increase of $663,582and $752,840 respectively.

LIQUIDITY AND CAPITAL RESOURCES

The following table provides certain selected balance sheets comparisons between June 30, 2015 and December 31, 2014:

	As of
	June 30 2015	December 31 2014
	Unaudited	Audited
Cash and cash equivalents	$4,867	$26,870
Restricted cash	564,516	1,772,878
Accounts receivable, net	2,562,565	686,076
Advances to suppliers	5,583,231	3,161,468
Due from related party	547,935	1,619,823
Inventory	399,965	291,260
Deferred tax assets	32,407	27,045
Other current assets	572,496	1,391,767
Total Current Assets	10,267,982	8,977,187

Property and equipment, net	1,384,691	1,485,248
Construction in progress	2,922,903	-
Intangible assets, net	8,419	9,522
Advances to suppliers-non current	1,470,703	1,250,067
Due from related parties-non current	427,889	1,416,309
Total Assets	16,482,587	13,138,333

Short-term loans	4,516,129	3,868,098
Notes payable	483,871	2,578,732
Accounts payable	3,290,727	529,666
Advance from customers	995,802	912,367
Taxes payable	2,095,177	1,244,734
Other current liabilities	1,311,691	639,950
Total Current Liabilities	$12,693,397	$9,773,547

Liquidity:

As of June 30, 2015, our balance of cash and cash equivalents was $4,867 and restricted cash was $564,516, compared to $26,870 and $1,772,878 respectively as of December 31, 2014. Restricted cash was pledged with banks for the purpose of issuing bank drafts. The decrease of our restricted cash during the six months ended June 30, 2015 was due to decreased notes payable by an amount of $2,094,861. Banks require a company to deposit pledged amounts of cash as a percentage of the bank draft amount lent to a company. The percentage required for Anhui Solar was 50% to 100% by different banks.

Capital Resources:

Current assets as of June 30, 2015 totaled $10,267,982, an increase of 14% compared with December 31, 2014, mainly due to the increase of $1,876,489 of accounts receivable and $2,421,763 of advances to suppliers, respectively. Accounts receivable increased because sales during the period of April to June 2015 increased significantly, cost of goods sold increased correspondingly, in order to meet production demand for materials and inventories, and advances to suppliers increased in the same pace. Because the Company predicted that there would be a dramatic rise in price of raw materials in 2015, the Company made payments to major suppliers in advance based on estimated sales for the year, so as to be able to lock in lower raw materials prices for 2015.

Meanwhile, decrease of our restricted cash and due from related parties as well as other receivables offset the influence of accounts receivable and advances to suppliers. Restricted cash decreased because the majority of bank drafts expired and the deposits were used for payment. Due from related parties decreased as one of the owners of Anhui Solar, Ms. Li, received payments from customers on behalf of the company during the prior year, and most of that amount has been remitted to the company through payments to suppliers as Ms. Li agreed to fully repay the amount she owes to the company by December 31, 2016. Other receivables decreased by $819,271 as loans to an unrelated company were repaid.

Current liabilities as of June 30, 2015 totaled $12,693,397, reflecting an increase of 30% from the December 31, 2014 balance of $9,773,547. This increase was due primarily to an increase in our accounts payable, short term loans, taxes payable and other current liabilities, which was partly offset by notes payable. As of June 30, 2015, a majority of our bank drafts had been expired and $2,094,861 (RMB16, 000,000) of notes with Bengbu Rural Commercial Bank (“Bengbu BRC Bank”) and the Bank of Communications had been repaid upon maturity, therefore our notes payable decreased observably. On the other hand, taxes payable increased by $850,433 as sales increased by $3,794,566, and tax payable-output VAT increased accordingly. Other current liabilities increased from $639,950 to $1,311,691, which was mainly caused by an increase in staff borrowings.

At the same time, we had to continue increasing short term loans from banks to balance capital flows and satisfy production requirements. All of our short term loans from banks are required to be used for routine business activities according to bank agreement restrictions. Our agreement with the Xuehua branch of Bengbu BRC Bank requires that our loan of $1,612,903 (RMB10, 000,000) be used for the purchase of production materials only, and not for property, plant and equipment purchases, equity investments or any other purpose. Our agreements with the Bengbu branch of Shanghai Pudong Bank and Huishang Bank require that our loans of $1,612,903 (RMB8, 000,000) and $806,452 (RMB5, 000,000), respectively, be used for the purchase of production materials only.

Discussion of Cash Flow

Comparison of cash flow results for the six months ended June 30, 2015 and 2014 is summarized as follows:

	For the six months ended June 30
	2015	2014
	Unaudited	Unaudited

Net cash provided by (used in)
Operating Activities	$1,042,809	$383,243
Investing Activities	(2,913,871)	(56,416)
Financing Activities	1,849,107	(486,362)
Effect of exchange rate changes on cash and cash equivalents	(48)	(3,411)
Change in cash during the period	$(22,003)	$(162,946)

Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2015 was $1,042,809, which consisted of our net income of $420,606, offset by net changes in operating assets and liabilities, including an increase of accounts receivable of $1,872,879 and advances to suppliers of $2,411,941, decrease of due from related party and other non-current assets of $1,069,773 and $767,383, respectively, decrease of notes payable of $2,090,295, increase of accounts payable of $ 2,752,137, other payables of $669,192 and taxes payable of $846,895.

Net cash provided by operating activities during the six months ended June 30, 2014 was $383,243, which consisted of our net loss of $242,976, offset by net changes in operating assets and liabilities, including a decrease in accounts receivable of $2,458,442 and due from related party of $1,063,552, increase of advances to suppliers and other receivables of $$643,699 and $2,747,726, respectively, increase in notes payable of $1,296,963 and taxes payable of $256,410 and a decrease of accounts payable of $537,806.

Investing Activities

Net cash used by investing activities during the six months ended June 30, 2015 was $2,913,871, mainly related to the purchase of office building which is still under construction in progress.

Net cash used by investing activities during the six months ended June 30, 2014 was $56,416, mainly related to the purchase of equipment.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2015 was $1,849,107, primarily including an increase of loan borrowings from banks of $643,168 and a decrease in restricted cash of $1,205,939 as most of notes payable were matured and paid during this period.

Net cash used by financing activities for the six months ended June 30, 2014 was $486,362, primarily including an increase of restricted cash of $648,482 as notes payable increased $1,296,963 in the same time, and short term loans of $162,120. All of the short term loans from banks were required to be spent on routine business activities as restricted by bank agreements.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended June 30, 2015 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) and Rule 15d-15(e) under the 1934 Act. Based on this evaluation, management concluded that as of June 30, 2015 our disclosure controls and procedures were not effective as of such date.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive (Principal Executive) and Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls

During the fiscal quarter ended June 30, 2015, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

For information regarding risk factors, please refer to our Current Report on Form 8-K filed with the SEC on March 31, 2015, as amended, which may be accessed via EDGAR through the Internet at www.sec.gov.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than as may be reported in our Current Reports on Form 8-K, or prior periodic reports, we have not sold any of our equity securities during the period covered by this Quarterly Report, or subsequent period through the date hereof.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

In reviewing the agreements included as exhibits to this Form 10-Q, please remember that, while these exhibits constitute public disclosure under the federal securities laws, they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

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

The following exhibits are included as part of this report:

Exhibit Number	Description of Exhibit
31.1*	Certification of Principal Executive Officer and Pursuant to Rule 13a-14
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14
32.1**	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2**	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith.

** This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA ENERGY TECHNOLOGY CORP., LTD.

Dated: August 19, 2015	By:	/s/ Quan Ji
Quan Ji, Chief Executive and Financial Officer

